Form 10-K
period 2013-12-31
MONSTER WORLDWIDE, INC.
filed 2014-02-10
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $543,013,751 as of June 28, 2013, the last business day of the registrant’s second fiscal quarter of 2013.

As of January 31, 2014, there were 96,118,466 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

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

Introduction

Monster Worldwide is the global leader in successfully connecting job opportunities and people. Monster uses the world’s most advanced technology to help people Find Better®, matching people to job opportunities via digital, social and mobile solutions including monster.com®, our flagship website, and employers to the best talent using our vast array of products and services. As an Internet pioneer, more than 200 million people have registered on the Monster Worldwide network, with over 1 million new members registering each month. Today, with a local presence in more than 40 countries, we provide the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities globally, with the widest range of job opportunities across the employment spectrum as well as the most diverse talent to fill those positions. We offer our unique 6Sense® search technology to allow job seekers and employers to quickly find a precise match. Increasingly important, our Career Ad Network®, which is a recruitment-focused online advertising network, reaches, on average, over 110 million Internet users globally each month. Our services and solutions include: searchable job advertisements; resume database access; professional networking; recruitment media solutions through our advertising network and partnerships; and other career-related content. Job seekers can search our job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search our resume database; and access other career-related services.

Our principal executive offices are located at 622 Third Avenue, New York, New York 10017. Our telephone number is (212) 351-7000 and our Internet address for corporate information is http://www.about-monster.com. Our predecessor business was founded in 1967, and our current company was incorporated in Delaware and became a public company in 1996. We make all of our public filings with the SEC available on our http://www.about-monster.com website, free of charge, under the caption “Investor Relations—SEC Filings.” Included in these filings are our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Monster’s focus is on the needs of its customers, both employers and job seekers. Our advanced products and services are intended to improve the seeker experience while also developing deeper relationships with our employer customers. Through our innovative products and website, we offer greater value to all job seekers who look to manage their careers, even those who are not actively engaged in a job search. Our product offerings and services are designed to enhance seeker engagement and increase job response rates. We believe that more active seeker engagement will translate directly into higher quality candidates for our employer customers. For employers, our tools and features allow them to more efficiently and effectively attract and find the most relevant candidates for their job openings.

We operate in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. Our patented 6Sense semantic search and matching technology is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Power Resume Search® (“PRS”) is available to customers in North America, Germany, the United Kingdom, France and the Netherlands. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how they explore, find and apply for jobs. We introduced our cloud-based search product SeeMore® in the third quarter of 2011, which allows our customers to utilize our patented semantic search technology on their own talent databases. Our Career Ad Network (“CAN”) is a recruitment-focused online advertising network that distributes our employer customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our employer customers’ pool of active and passive seekers. On a global basis, nearly 20% of Monster’s business is derived from our advanced and proprietary product offerings, including PRS, SeeMore and CAN, which continue to outperform our more traditional offerings.

We operate a government solutions business, Monster Government Solutions (“MGS”), which sells software solutions to federal, state and local governments and educational institutions within the United States. In 2012, we expanded our MGS business to Europe and signed the largest international transaction in the Company’s history with the United Kingdom Government for over $20 million. MGS provides recruitment solutions that engage seekers and employers online, enable MGS customers to attract qualified candidates, expedite time to hire and create online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model. Additionally, we offer our customers applicant tracking services, diversity offerings and other ancillary services either directly or through alliances to meet their changing needs.

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

Our global sales structure allows us to sell and distribute our products and services to large, medium and small businesses on a local basis. Our objective is to offer existing customers additional products while expanding our coverage to attract new customers. We service existing and potential customers through a field sales force, telephone sales force and an online service, which we refer to as our “e-Commerce” channel, where customers can advertise jobs and access the resume database without sales force involvement. We have integrated our field and telesales forces in the United States and aligned our sales resources regionally so we can operate more efficiently and provide a high touch, consultative service to customers. In order to support our broadened product portfolio and our expanded sales resources, we have in-sourced, centralized and standardized our global call center operations to create a customer focused, proactive value added model.

Recent Developments

In the fourth quarter of 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary located in South Korea, to H&Q Korea. H&Q Korea, an affiliate of H&Q Asia Pacific, a leading Asian private equity firm, is a pioneer in the development of Korea’s private equity industry, and one of the top private equity managers in the country. The Company will retain a controlling interest in JobKorea and will leverage H&Q Korea’s expertise and extensive Asia Pacific regional network to enhance and grow this profitable business.

Additionally, in the fourth quarter of 2013, the Company entered into an agreement with Alma Media Corporation (“Alma Media”), a leading media company focusing on digital services and publishing, to expand our relationship beyond the existing joint venture company located in Finland. The transaction closed in the first quarter of 2014. Under the new agreement, Monster and Alma Media each contributed several additional entities and businesses in the Eastern European and Baltics region, with Monster contributing its wholly owned subsidiaries located in the Czech Republic, Poland and Hungary. Monster has an equity ownership of 15% of the new, larger joint venture with the opportunity to increase ownership up to 20%. Combining these assets creates the online career services leader in the region.

Our Services

We operate in three reportable segments: Careers-North America; Careers-International; and Internet Advertising & Fees. For the year ended December 31, 2013, these segments represented approximately 55%, 36% and 9% of our consolidated revenue, respectively. Please see Note 17-Segment and Geographic Data to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our segment results.

Careers (North America and International)

Monster is the premier global online and mobile employment solution, matching the right person to the right job. Monster has a presence in more than 40 countries around the world. We earned 36%, 39%, and 40% of our total revenue from continuing operations outside of North America in the years ended December 31, 2013, 2012 and 2011, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. We have been able to build on Monster’s brand and create worldwide awareness by offering online recruiting solutions that we believe are redefining the way employers and job seekers connect. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.

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

Monster has traditionally targeted the enterprise market, or those businesses that we consider to be among the 1,500 largest organizations globally. However, we have increased our efforts to expand our penetration into the small-to-medium sized businesses (“SMBs”), those businesses with approximately 10 to 2,000 employees that operate primarily in local and regional markets. We currently have alliances with media and publishing companies, including approximately 1,000 newspapers in the United States, which extends our presence with local and regional job seekers.

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

Revenue for the Internet Advertising & Fees segment is derived primarily from two types of services: display advertising and lead generation. Display advertising opportunities have been integrated across the Monster Worldwide network of websites, allowing marketers to deliver targeted online advertising messages via numerous sizes and formats of creative units. Consumers come to Monster’s websites for information and advice on how to manage critical life transitions, and this environment is typically seen by marketers as desirable for the promotion of products and services as consumers are actively looking for new ideas and solutions. Lead generation is a direct response business in which marketers pay for connections to consumers whose demographics match the requirements of specific business offerings and who request information about the offerings. Our large database of users and ongoing collection of numerous points of data allows us to provide our customers with targeted and valuable opportunities to connect with interested consumers.

Sales and Marketing

The Company’s sales resources consist of field sales, telesales, and a self-service e-Commerce channel. Our sales activities are geared towards enterprise, SMB, government agencies, advertising agencies and educational institutions. The field and telesales resources for our Careers business in the United States are regionalized to better serve our customers with a more high touch, consultative approach, while providing greater efficiencies for developing new business opportunities. We have specialty units within the sales organization, dedicated to serving our vertical markets, such as: government; healthcare; staffing; and newspapers. Our telesales staff is primarily responsible for telemarketing and customer service for SMBs and is located in our offices around the world. Our field sales staff focuses on both local and national customers and is also dispersed throughout our offices globally. Our e-Commerce channel is available to all customer groups and is currently most heavily used by smaller employers. Our Internet Advertising & Fees sales force is located throughout the United States and is focused on cross-selling the products of each property within its network.

The majority of our advertising budget is allocated to online advertising including: search engine marketing; alliances; and distributed job content to drive unique visitors to search for and apply to jobs. Our marketing approach also includes a regionally varied selection of traditional offline advertising such as: television; radio; and business, consumer and trade publications to market and promote the Monster brand and our innovative products and services. The majority of our marketing and promotion expense is allocated to our Careers-North America and Careers-International segments.

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

In addition to traditional competitors that provide products and services that are very similar to Monster’s core products and services, we face increasing competition from a broad range of competitor types. Professional networking websites have had significant success over the past several years in gaining large numbers of members and attracting employer customers with products that compete directly with our products. Many niche career websites have been launched targeted at specific industry verticals, and many industry blogs and websites now provide employment advertising opportunities for employers within specific industries. Jobs aggregator websites have become a source of competition as they permit job seekers to search multiple company websites and job boards. Low-cost and free classified advertising websites have also gained increased acceptance with employers.

Some of our competitors or potential competitors may have greater financial, management, technological, development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing customers and generate new customers depends to a significant degree on the quality of our services, pricing and reputation among our customers and potential customers.

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

We rely on trade secret, copyright and patent laws to protect the proprietary technologies that we have developed to manage and improve our Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have obtained patents and applied for several other patents with respect to certain of our software systems, methods and related technologies, but there can be no assurance that any pending applications will be granted or that any patents will not be challenged, invalidated or circumvented in the future, or that the rights granted thereunder will provide us with a competitive advantage. In addition, we rely on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing our Internet sites and providing related services to users and advertising customers. Our ability to generate fees from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. There can be no assurance that these third-party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property.

We have been named as defendants in lawsuits from time to time alleging that we infringed on patents of third parties. There can be no assurance that other third parties will not assert against us claims of patent, copyright or trademark infringement. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that we have misappropriated their trade secrets, creative ideas or formats or otherwise infringed their proprietary rights in connection with our Internet content or technology. Any claims of infringement or misappropriation, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, and require us to enter into costly royalty or licensing arrangements. If a party claiming infringement is successful, we could be required to pay substantial licensing fees or compensatory or punitive damages, and we could be enjoined from using important technologies or methods. If we are enjoined, it may not be possible or commercially practical for us to develop or obtain and implement substitute technologies or methods that are not covered by a third party’s intellectual property. Any of these outcomes could significantly harm our business, financial condition and operating results.

Employees

As of January 31, 2014, we employed approximately 4,000 people worldwide, a decrease of approximately 1,000 employees over the prior year, primarily resulting from our restructuring efforts.

Executive Officers

As of January 31, 2014, our executive officers were as follows:

Name	Age	Position
Salvatore Iannuzzi	60	Chairman of the Board of Directors, President and Chief Executive Officer
James M. Langrock	48	Executive Vice President and Chief Financial Officer
Lise Poulos	55	Executive Vice President and Chief Administrative Officer
Mark Stoever	46	Executive Vice President, Corporate Development and Internet Advertising
Michael B. McGuinness	37	Senior Vice President, Chief Accounting Officer and Global Controller

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

James M. Langrock has been our Executive Vice President and Chief Financial Officer since January 2011. From May 2008 until January 2011, Mr. Langrock served as the Company’s Senior Vice President, Finance and Chief Accounting Officer. Prior to joining the Company, Mr. Langrock was Vice President, Finance of Motorola, Inc.’s Enterprise Mobility business from January 2007 to April 2008. From May 2005 to January 2007, Mr. Langrock served as the Vice President, Chief Accounting Officer and Corporate Controller at Symbol. From December 2003 to May 2005, Mr. Langrock was Symbol’s Vice President—Internal Audit. Before joining Symbol, he served as Chief Financial Officer at Empress International, Ltd., an importer and wholesale distributor, from May 2002 to November 2003. From 1991 to April 2002, Mr. Langrock held a variety of audit positions at Arthur Andersen LLP, including Senior Manager in the Audit and Business Advisory Practice.

Lise Poulos has been our Executive Vice President and Chief Administrative Officer since January 2008. Previously, she served as Executive Vice President since September 2007. Prior to joining the Company, Ms. Poulos served as Senior Vice President, Human Resources of Motorola, Inc.’s Enterprise Mobility business from January 2007 to July 2007. From 1997 to January 2007, Ms. Poulos held various roles at Symbol, including Senior Vice President, Human Resources and Corporate Communications from August 2006 to January 2007, Vice President, Human Resources from November 2005 to August 2006 and Director, Human Resources from 2002 to November 2005. Prior to joining Symbol, Ms. Poulos worked at a major energy company and in the financial services industry.

Mark Stoever has been our Executive Vice President, Corporate Development and Internet Advertising since October 2011. Previously, he served as Executive Vice President, Corporate Development and Strategic Alliances from September 2008 to October 2011, as Executive Vice President, Internet Advertising & Fees from July 2007 to September 2008, and as Senior Vice President, Internet Advertising & Fees from July 2005 to July 2007. Prior to joining the Company, Mr. Stoever served as Executive Vice President of Decision Matrix Group, an investment fund specializing in technology market research, from January 2005 to May 2005. Prior to that, beginning in 1996 he held various management roles at Lycos, Inc., a global Internet content and service provider, most recently as President and Chief Executive Officer from October 2002 to November 2004. Prior to Lycos, Mr. Stoever held management roles at ON Technology Corporation, a software company, from 1994 to 1996, and at Microcom, Inc., a modem technology company, from 1989 to 1994.

Michael B. McGuinness has been our Senior Vice President, Chief Accounting Officer and Global Controller since February 2012. Previously, he served as the Vice President and Assistant Global Controller from July 2008 to January 2012. Prior to joining the Company, Mr. McGuinness served as the Director of Corporate Accounting at Verint Systems Inc., a publicly-traded provider of enterprise and security intelligence solutions, where he was responsible for global revenue accounting, external reporting and technical accounting from March 2007 to July 2008. Prior to that, he was the Senior Manager of External Reporting and Technical Accounting at Symbol, from January 2004 to March 2007, and Manager of Internal Audit from 2002 to 2004. Before joining Symbol, Mr. McGuinness held a variety of audit positions at Arthur Andersen LLP in the Audit and Business Advisory Practice. Mr. McGuinness is a Certified Public Accountant in New York State.

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

Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy does not fully recover from a downturn or worsens, our business, results of operations and financial condition could be materially and adversely affected.

Risks associated with cuts in government spending could materially and adversely affect our business, operations and financial condition.

Reductions in government expenditures that have been or may be proposed or mandated could have a material adverse effect on our business, operations and financial condition. Government agencies may be limited in their ability to contract for Monster’s services due to any proposed or mandated spending cuts. In addition, there could be an overall negative impact on economic growth as a result of decreased government spending, which could adversely affect our business, operations and financial condition.

We face risks relating to our foreign operations.

We earned 38%, 42% and 43% of our total revenue from continuing operations outside of the United States in the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have experienced periods of heightened volatility in recent years and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.

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

Our success depends on our brands and their value. Our business would be harmed if we were unable to adequately protect our brand names, particularly Monster. We believe that maintaining and expanding the Monster brand is an important aspect of our efforts to attract and expand our job seeker and employer customer base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Monster brand. We are devoting substantial resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Monster brand. Despite this, we may not be able to successfully maintain or enhance consumer awareness of the Monster brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Monster brand in a cost-effective manner, our business, operating results and financial condition may be harmed significantly.

We also are susceptible to others imitating our products and brands, particularly our Monster brand, and infringing on our intellectual property rights. We may not be able to successfully protect our intellectual property rights, upon which we are dependent. While we believe we have strong trademark protection in the Monster brand worldwide in the careers and recruitment business, that protection does not extend fully to our other businesses. Other companies and organizations use the “Monster” name, and more may do so in the future. This use could adversely affect our brand recognition and reputation if employers or job seekers confuse us with these other organizations. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. Imitation of our products or brands, particularly our Monster brand, or infringement of our intellectual property rights could diminish the value of our brands or otherwise reduce our revenues.

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

In addition to traditional competitors that provide products and services that are very similar to Monster’s core products and services, we face increasing competition from a broad range of competitor types. Professional networking websites have had significant success over the past several years in gaining large numbers of members and attracting employer customers with products that compete directly with our products. Many niche career websites have been launched targeted at specific industry verticals and many industry blogs and websites now provide employment advertising opportunities for employers within specific industries. Jobs aggregator websites have become a source of competition as they permit job seekers to search multiple company websites and job boards. Low-cost and free classified advertising websites have also gained increased acceptance with employers.

Some of our competitors or potential competitors may have greater financial resources, management, technological development, sales, marketing and other resources than we do. Some of our competitors have more diversified businesses or may be owned by entities engaged in other lines of business, allowing them to operate their directly competitive operations at lower margins than our operations. In addition, our ability to maintain our existing customers and attract new customers depends to a large degree on the quality of our services and our reputation among our customers and potential customers.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. These fluctuations are a result of a variety of factors, including, but not limited to:

•	the timing and amount of existing customers’ subscription renewals;

•	enhancements to existing services;

•	the hiring cycles of employers;

•	changes in general economic conditions, such as recessions, that could, among other things, affect recruiting efforts generally and online recruiting efforts in particular;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of our strategic relationships;

•	our ability to attract and retain customers;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically; and

•	enhancements to technology to safeguard against security breaches.

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

New Internet services or enhancements that we have offered or may offer in the future may contain design flaws or other defects that could require expensive modifications or result in a loss of customer confidence. Any disruption in Internet access or in the Internet generally could significantly harm our business, financial condition and operating results. Slower response times or system failures may also result from straining the capacity of our software, hardware or network infrastructure. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be significantly harmed.

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

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information, including our employer customer and job seeker databases. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our information systems to evolving industry standards and to improve the performance and reliability of our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively could significantly harm our business, results of operations or financial condition.

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

Despite our implementation of network security measures, our servers are vulnerable to cyber-attacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. Unauthorized access could jeopardize the security of information stored in our systems relating to our customers, job seekers and other website users, and can lead to “phishing” schemes whereby unauthorized persons pose as employers or Monster representatives and seek to obtain personal information from our customers and job seekers. In addition, malware or viruses could jeopardize the security of information stored or used in a user’s computer.

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

A degree of uncertainty exists concerning the application and enforcement of trademark, trade dress and copyright laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We have obtained patents and applied for other patents with respect to certain of our software systems, methods and related technologies, but our pending applications may not be granted and any patents issued to us may in the future be challenged, invalidated or circumvented, and the rights granted under patents may not provide us with a competitive advantage. We also face risks associated with our trademarks, particularly trademarks covering the Monster brand. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property. Moreover, certain amendments to the United States patent law made by the America Invents Act of 2011, may affect our ability to protect our innovations and defend against claims of patent infringement.

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

We have recorded significant goodwill impairment charges in prior years and may be required to record additional significant charges to earnings if our goodwill or intangible assets become impaired.

During the year ended December 31, 2012, we recorded a goodwill impairment charge of $262.7 million for our Careers-China business unit. We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2013, our goodwill balance was $895.5 million, which represented 56% of total consolidated assets.

We estimate tax liabilities, the final determination of which is subject to review by domestic and international taxation authorities.

We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles. The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to e-Commerce businesses such as Monster and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-Commerce. In many cases, it is not clear how existing statutes apply to our business models. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

The federal CAN-SPAM Act and state anti-spam laws impose certain requirements on the use of e-mail. The implications of these laws have not been fully tested. Portions of our business rely on e-mail to communicate with consumers on our behalf and for our customers. We may face risk if our use of e-mail is found to violate the federal law or applicable state law.

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

Our principal executive offices are located in New York, New York, where we occupy approximately 52,000 square feet of leased space. Our largest office space is located in Maynard, Massachusetts, where we occupy approximately 171,000 square feet of leased space. We also lease additional facilities in the United States in: Bedford, Massachusetts; Boston, Massachusetts; Cambridge, Massachusetts; Chicago, Illinois; Florence, South Carolina; Indianapolis, Indiana; Los Angeles, California; McLean, Virginia; Milwaukee, Wisconsin; Mountain View, California; San Francisco, California; Tempe, Arizona; and Washington, D.C. During the third quarter of 2013, the Company entered into a lease for an office facility in Weston, Massachusetts, which will replace our office in Maynard, Massachusetts the lease for which expires in 2014. The leased space is approximately 174,000 square feet. Our domestic properties are used generally by our Careers-North America and Internet Advertising & Fees segments.

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

In November 2013, JobDiva, Inc. filed suit against the Company for allegedly infringing certain patents relating to methods for the parsing of resumes. The lawsuit, entitled JobDiva, Inc. vs. Monster Worldwide, Inc. (Civil Action No. 1:13-cv-08229-KBF) was brought in the United States District Court for the Southern District of New York. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On January 9, 2014, the Company filed an answer denying the allegations set forth in the complaint and asserting counterclaims against JobDiva, Inc. for infringing a patent owned by the Company. The Company intends to vigorously defend this matter and is aggressively pursuing counterclaims against JobDiva, Inc. The Company is currently unable to estimate any potential losses.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the New York Stock Exchange under the symbol “MWW.”

As of January 31, 2014, the last reported sale price of our Common Stock as reported by the New York Stock Exchange was $6.12. The following table sets forth for the indicated periods the high and low sales prices per share for our Common Stock on the New York Stock Exchange.

2013	High	Low
First Quarter	$6.08	$4.94
Second Quarter	$5.70	$4.02
Third Quarter	$6.01	$4.22
Fourth Quarter	$7.30	$4.03

2012	High	Low
First Quarter	$10.40	$6.57
Second Quarter	$10.02	$7.55
Third Quarter	$9.05	$5.72
Fourth Quarter	$8.53	$5.01

Holders

As of January 31, 2014, there were approximately 1,686 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners.

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

Please see our disclosure in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph and related information shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return of the Company’s Common Stock during the period commencing December 31, 2008 to December 31, 2013, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company’s Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2008 and assumes, with respect to the S&P 500 Index and the RDG Internet Composite Index, that all dividends were reinvested. The Company has never declared or paid any cash dividends on its stock. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Five Year Cumulative Total Return

Among Monster Worldwide, Inc., The S&P 500 Index

and The RDG Internet Composite Index

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

A summary of the Company’s repurchase activity for the three months ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1—October 31	—	—	—	$139,465,000
November 1—November 30	3,665,200	$5.60	3,665,200	$118,951,235
December 1—December 31	4,550,000	$5.65	4,550,000	$93,244,808

Total	8,215,200	$5.63	8,215,200

*	On May 2, 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million worth of shares of its Common Stock. The share repurchase program expires in April 2015. Through December 31, 2013, the Company repurchased 20,591,440 shares of Common Stock at an average price of $5.18 per share under this program.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2013 excluding discontinued operations from continuing operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

MONSTER WORLDWIDE, INC.

SELECTED STATEMENT OF OPERATIONS DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenue	$807,579	$890,392	$993,644	$874,923	$873,687

Salaries and related, office, general, marketing and promotion	754,393	817,882	895,162	893,433	851,855
Restructuring and other special charges	19,995	40,358	4,715	—	16,043

Total operating expenses	774,388	858,240	899,877	893,433	867,898

Operating income (loss)	$33,191	$32,152	$93,767	$(18,510)	$5,789
Income (loss) from continuing operations	$3,509	$58,166	$66,050	$(14,787)	$30,251
Loss from discontinued operations, net of tax	(3,798)	(316,886)	(12,253)	(17,572)	(11,324)

Net (loss) income	(289)	(258,720)	53,797	(32,359)	18,927
Net income attributable to noncontrolling interest	193	—	—	—	—

Net (loss) income attributable to Monster Worldwide, Inc.	$(482)	$(258,720)	$53,797	$(32,359)	$18,927

Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.03	$0.52	$0.54	$(0.12)	$0.25
Loss from discontinued operations, net of tax	(0.04)	(2.81)	(0.10)	(0.15)	(0.09)

Basic earnings (loss) per share	$—	$(2.29)	$0.44	$(0.27)	$0.16

Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.03	$0.51	$0.53	$(0.12)	$0.25
Loss from discontinued operations, net of tax	(0.04)	(2.78)	(0.10)	(0.15)	(0.09)

Diluted earnings (loss) per share	$—	$(2.27)	$0.43	$(0.27)	$0.16

SELECTED BALANCE SHEET DATA (a)

(In thousands)

	At December 31,
	2013	2012	2011	2010	2009
Total current assets	$504,065	$579,653	$675,932	$585,371	$645,493
Total current liabilities	518,837	584,980	782,963	686,824	507,156
Total assets	1,586,257	1,684,865	2,057,998	1,978,002	1,827,190
Long-term debt, less current portion	125,900	145,975	—	40,000	45,000
Current portion of long-term debt and borrowings on revolving credit facilities	9,375	18,264	188,836	84,500	5,010
Noncontrolling interest in subsidiary	54,474	—	—	—	—
Total stockholders’ equity	$844,145	$880,039	$1,164,127	$1,128,650	$1,133,164

(a)	For December 31, 2013 and December 31, 2012, the assets and liabilities of discontinued operations, where applicable, are included in Total current assets and Total current liabilities, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Business

Monster Worldwide is the global leader in successfully connecting job opportunities and people. Monster uses the world’s most advanced technology to help people Find Better®, matching people to job opportunities via digital, social and mobile solutions including monster.com®, our flagship website, and employers to the best talent using our vast array of products and services. As an Internet pioneer, more than 200 million people have registered on the Monster Worldwide network, with over 1 million new members registering each month. Today, with a local presence in more than 40 countries, we provide the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities globally, with the widest range of job opportunities across the employment spectrum as well as the most diverse talent to fill those positions. We offer our unique 6Sense® search technology to allow job seekers and employers to quickly find a precise match. Increasingly important, our Career Ad Network®, which is a recruitment-focused online advertising network, reaches, on average, over 110 million Internet users globally each month. Our services and solutions include: searchable job advertisements; resume database access; professional networking; recruitment media solutions through our advertising network and partnerships; and other career-related content. Job seekers can search our job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search our resume database; and access other career-related services.

We operate in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. Our patented 6Sense semantic search and matching technology is the backbone of a growing family of products for both job seekers and employers. Our innovative and proprietary semantic resume search product, Power Resume Search® (“PRS”) is available to customers in North America, Germany, the United Kingdom, France and the Netherlands. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how they explore, find and apply for jobs. We introduced our cloud-based search product SeeMore® in the third quarter of 2011, which allows our customers to utilize our patented semantic search technology on their own talent databases. Our Career Ad Network (“CAN”) is a recruitment-focused online advertising network that distributes our customers’ job advertisements across a broad array of targeted websites and is an effective way of expanding our customers’ pool of active and passive seekers. On a global basis, nearly 20% of Monster’s business is derived from our advanced and proprietary product offerings, including PRS, SeeMore and CAN, which continue to outperform our more traditional offerings.

We operate a government solutions business, Monster Government Solutions (“MGS”), which sells software solutions to federal, state and local governments and educational institutions within the United States. In 2012, we expanded our MGS business to Europe and signed the largest international transaction in the Company’s history with the United Kingdom Government for over $20 million. MGS provides recruitment solutions that engage seekers and employers online, enable MGS customers to attract qualified candidates, expedite time to hire and create online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model. Additionally, we offer our customers applicant tracking services, diversity offerings and other ancillary services either directly or through alliances to meet the changing needs of our customers.

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

Recent Developments

In the fourth quarter of 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary located in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. H&Q Korea, an affiliate of H&Q Asia Pacific, a leading Asian private equity firm, is a pioneer in the development of Korea’s private equity industry, and one of the top private equity managers in the country. The Company will retain a controlling interest in JobKorea and will leverage H&Q Korea’s expertise and extensive Asia Pacific regional network to enhance and grow this profitable business. The net proceeds related to the sale were $86.5 million after taxes and transaction costs.

Additionally, in the fourth quarter of 2013, the Company entered into an agreement with Alma Media Corporation (“Alma Media”), a leading media company focusing on digital services and publishing, to expand our relationship beyond the existing joint venture company located in Finland. The transaction closed in the first quarter of 2014. Under the new agreement, Monster and Alma Media each contributed several additional entities and businesses in the Eastern European and Baltics region, with Monster contributing its wholly owned subsidiaries located in the Czech Republic, Poland and Hungary. Monster has an equity ownership of 15% of the new, larger joint venture with the opportunity to increase ownership up to 20%. Combining these assets creates the online career services leader in the region.

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

The Company incurred $26.2 million of expenses associated with this restructuring since the program’s inception, all of which was recognized in the year ended December 31, 2012. We completed all of the initiatives associated with this restructuring in the first quarter of 2013, and the Company will not incur any new charges in the future relating to this program.

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business, (ii) the exiting of business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Discontinued Operations below.

Through December 31, 2013, the Company has notified approximately 400 associates in North America and Europe (excluding discontinued operations) and has incurred $34.7 million of charges, $14.7 million of which was recorded in the fourth quarter of 2012. The Company does not expect to incur significant additional charges in future periods relating to this program.

Discontinued Operations

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business. The sale of the Careers-China business to Saongroup, Ltd. (“Saongroup”) was completed on February 5, 2013. The Company received a 10% minority interest in the combined Chinese business of Saongroup. The Company’s 10% minority interest does not provide the Company with representation on the board of directors, the Company is not entitled to any dividend or other forms of cash returns and the Company is not required to make any capital contributions in the future. The Company will carry the 10% interest as a cost basis investment with an estimated fair value of zero which is based on available information. Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. The Company recorded a loss from discontinued operations related to Careers-China, net of tax, of $1.7 million in the year ended December 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8.0 million of costs associated with the shutdown of these businesses in the fourth quarter of 2012. For the year ended December 31, 2013, the Company recorded additional costs, net of tax, of $2.1 million. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Careers-International segment in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 6-Discontinued Operations in Notes to the Consolidated Financial Statements in Part II of this Form 10-K.

Constant Currency Presentation

Revenue from our international operations has historically represented, and we expect will continue to represent, a significant portion of our business. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For 2013, we have elected not to use a constant currency presentation because for the current period comparisons, foreign currency fluctuations were not material to the comparability of our results of operations. In 2012, in order to provide a framework for assessing how our consolidated and Careers-International operating results performed excluding the impact of foreign currency fluctuations, we additionally presented the year-over-year percentage change in revenue performance on a constant currency basis, which would assume no changes in the exchange rate from the prior-year period.

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue, excluding discontinued operations, for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%

Salaries and related	47.0%	45.9%	48.3%
Office and general	25.4%	25.4%	22.6%
Marketing and promotion	21.0%	21.2%	19.1%
Restructuring and other special charges	2.5%	4.5%	0.5%
Recovery of restitution award from former executive	0.0%	(0.6%)	0.0%

Total operating expenses	95.9%	96.4%	90.6%

Operating income	4.1%	3.6%	9.4%
Interest and other, net	(0.7%)	(0.7%)	(0.3%)

Income before income taxes and loss in equity interests	3.4%	3.0%	9.1%
(Provision for) benefit from income taxes	(2.8%)	3.7%	(2.4%)
Loss in equity interests, net	(0.1%)	(0.1%)	(0.1%)

Income from continuing operations	0.4%	6.5%	6.6%

The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units.

The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the years ended December 31, 2013 and 2012 are as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$807,579	100.0%	$890,392	100.0%	$(82,813)	(9.3%)

Salaries and related	379,406	47.0%	408,305	45.9%	(28,899)	(7.1%)
Office and general	205,397	25.4%	226,601	25.4%	(21,204)	(9.4%)
Marketing and promotion	169,590	21.0%	188,326	21.2%	(18,736)	(9.9%)
Restructuring and other special charges	19,995	2.5%	40,358	4.5%	(20,363)	(50.5%)
Recovery of restitution award from former executive	—	0.0%	(5,350)	(0.6%)	5,350	100.0%

Total operating expenses	774,388	95.9%	858,240	96.4%	(83,852)	(9.8%)

Operating income	$33,191	4.1%	$32,152	3.6%	$1,039	3.2%

Our consolidated revenue decreased by $82.8 million (9.3%) in 2013 compared to 2012. This decrease resulted primarily from our Careers-International segment with a $62.5 million (17.8%) reduction in revenue. The economic environment in Europe and Asia continued to be challenging in 2013 although we did see customer demand stabilize in certain countries in the fourth quarter, including Germany, the United Kingdom, Sweden and France. Although our Careers-North America segment experienced a $16.7 million (3.6%) decrease in revenue, the stability we saw in North America in the third quarter of 2013 continued in the fourth quarter of 2013 as customer sentiment and demand for our product offerings continues to improve. The Company’s recent restructuring will allow us to concentrate our resources on our largest and most profitable core markets.

Salaries and related expenses decreased $28.9 million (7.1%) in 2013 compared 2012. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs and decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $21.2 million (9.4%) in 2013 compared to 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses, professional fees and occupancy costs.

Marketing and promotion expenses decreased $18.7 million (9.9%) in 2013 compared to 2012. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and 2013.

For the year ended December 31, 2013, we incurred $20.0 million of restructuring and other special charges, comprised mainly of severance costs, facility charges, and impairment of certain assets as a result of our restructuring program which was announced in November 2012.

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

Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Please see Note 6 —Discontinued Operations in Notes to the Consolidated Financial Statements in Part II of this Form 10-K.

Our consolidated operating income, excluding discontinued operations, was $33.2 million in 2013, compared to an operating income of $32.2 million in 2012, as a result of the factors discussed above.

Careers-North America

The operating results of our Careers-North America segment for the years ended December 31, 2013 and 2012 are as follows (dollars in thousands):

	The year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$446,274	100.0%	$462,962	100.0%	$(16,688)	(3.6%)

Salaries and related	179,176	40.1%	184,336	39.8%	(5,160)	(2.8%)
Office and general	97,791	21.9%	103,206	22.3%	(5,415)	(5.2%)
Marketing and promotion	94,761	21.2%	111,764	24.1%	(17,003)	(15.2%)
Restructuring and other special charges	9,537	2.1%	20,970	4.5%	(11,433)	(54.5%)

Total operating expenses	381,265	85.4%	420,276	90.8%	(39,011)	(9.3%)

Operating income	$65,009	14.6%	$42,686	9.2%	$22,323	52.3%

Our Careers-North America segment revenue experienced a $16.7 million (3.6%) decrease due to a reduction of revenue from our field sales customers, which was partially offset by increased business activity from our e-Commerce and government sectors. The stability we saw in North America in the third quarter of 2013 continued in the fourth quarter of 2013 as customer sentiment and demand for our product offerings continues to improve. Further, the growth in the e-Commerce sector is encouraging as this channel is often an early indicator of future activity.

Salaries and related expenses decreased $5.2 million (2.8%) in 2013 compared to 2012. This decrease in salaries and related expenses resulted primarily from $4.7 million of decreased regular salary and other headcount related costs as a result of our restructuring programs.

Office and general expenses decreased $5.4 million (5.2%) in 2013 compared to 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses of $2.8 million, decreased occupancy costs of $1.0 million resulting from our restructuring programs and decreased amortization expense of $3.0 million resulting from the amortization period of certain intangible assets associated with a previous acquisition ending during the third quarter of 2013. These reductions were partially offset by increased consulting fees of $2.0 million related to our government business.

Marketing and promotion expenses decreased $17.0 million (15.2%) in 2013 compared to 2012. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic which resulted in Monster emerging as the leader in U.S. traffic in the Career Services and Development category for the majority of 2012 and 2013.

The Company incurred $9.5 million of restructuring and other special charges in 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs.

Our Careers-North America operating income was $65.0 million in 2013, compared to operating income of $42.7 million in 2012, as a result of the factors described above.

Careers-International

The operating results of our Careers-International segment for the years ended December 31, 2013 and 2012 are as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$288,623	100.0%	$351,130	100.0%	$(62,507)	(17.8%)

Salaries and related	151,371	52.4%	163,716	46.6%	(12,345)	(7.5%)
Office and general	80,878	28.0%	90,785	25.9%	(9,907)	(10.9%)
Marketing and promotion	67,104	23.2%	67,563	19.2%	(459)	(0.7%)
Restructuring and other special charges	7,866	2.7%	15,990	4.6%	(8,124)	(50.8%)

Total operating expenses	307,219	106.4%	338,054	96.3%	(30,835)	(9.1%)

Operating (loss) income	$(18,596)	(6.4%)	$13,076	3.7%	$(31,672)	(242.2%)

Our Careers-International segment revenue decreased $62.5 million (17.8%) in 2013 compared to 2012. The reduction in our Careers-International segment was primarily driven by decreases within Europe where revenue decreased 20.0% compared to 2012, principally in Germany, France, UK, Netherlands and Sweden. Our key Asian markets, Korea and India, also continue to be impacted by global economic uncertainty with revenue declines of 10.5% compared to 2012. The economic environment in Europe and Asia continued to be challenging in 2013 although we did see customer demand stabilize in certain countries in the fourth quarter, including Germany, the United Kingdom, Sweden and France.

Salaries and related expenses decreased $12.3 million (7.5%) in 2013 compared to 2012. This decrease in salaries and related expenses resulted primarily from $9.0 million in decreased regular salary and other headcount related costs due to our restructuring programs and $2.2 million of decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $9.9 million (10.9%) in 2013 compared to 2012. This decrease in office and general expenses resulted primarily from $6.5 million of decreased professional fees in the UK related to our government services, decreased travel expenses of $3.5 million, partially offset by increased depreciation expense of $0.7 million primarily related to capital expenditures made in 2012 associated with our UK government business.

Marketing and promotion decreased $0.5 million (0.7%) in 2013 compared to 2012. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In 2013, we incurred $7.9 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in November 2012.

Our Careers-International operating loss was $18.6 million in 2013, compared to operating income of $13.1 million in 2012, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2013 and 2012 are as follows (dollars in thousands):

	The year ended December 31,
	2013	% of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$72,682	100.0%	$76,300	100.0%	$(3,618)	(4.7%)

Salaries and related	26,590	36.6%	31,926	41.8%	(5,336)	(16.7%)
Office and general	13,666	18.8%	16,981	22.3%	(3,315)	(19.5%)
Marketing and promotion	7,593	10.4%	7,549	9.9%	44	0.6%
Restructuring and other special charges	341	0.5%	2,123	2.8%	(1,782)	(83.9%)

Total operating expenses	48,190	66.3%	58,579	76.8%	(10,389)	(17.7%)

Operating income	$24,492	33.7%	$17,721	23.2%	$6,771	38.2%

Revenue in our Internet Advertising & Fees segment decreased $3.6 million (4.7%) in 2013 compared to 2012. This decrease resulted primarily from the Company focusing on higher margin lead generation and display advertising business activities as demonstrated by our operating margins in 2013.

Salaries and related expenses decreased $5.3 million (16.7%) in 2013 compared to 2012. This decrease in salaries and related expenses resulted primarily from $4.3 million in decreased regular salary and other headcount related costs due to our restructuring programs and decreased variable compensation costs for the Company’s sales force of $0.9 million.

Office and general expenses decreased $3.3 million (19.5%) in 2013 compared to 2012. This decrease in office and general expenses resulted primarily from an across the board expense reduction associated with our restructuring programs.

Our Internet Advertising & Fees operating income was $24.5 million in 2013, compared to operating income of $17.7 million in 2012, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the year ended December 31, 2013 and 2012 resulted in an expense of $5.8 million and $5.9 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Income Taxes

Income taxes for the years ended December 31, 2013 and 2012 are as follows (dollars in thousands):

	The year ended December 31,
	2013	2012	Change in Dollars	Percentage Change
Income before income taxes and loss in equity interests	$27,421	$26,269	$1,152	4.4%

Provision for (benefit from) income taxes	$23,004	$(32,978)	$55,982	(169.8%)

Effective tax rate	84.0%	na

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in the United States and various tax jurisdictions outside of the United States. Accordingly our tax rate is a composite rate, reflecting the earnings and losses in the various tax jurisdictions and the applicable rates. The federal tax rate in the United States is 35% and tax rates in foreign countries in which we do business vary from approximately 17% to 35%.

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances, the accrual of interest on tax liabilities and in 2013, the sale of a noncontrolling interest in our South Korean subsidiary, as described below. Our business has experienced a shift in the relative proportion of revenue and profitability to the United States and, during 2013, the Company has incurred losses in certain international markets, particularly Europe. Because international corporate income tax rates are generally significantly lower than the U.S. our effective tax rate is higher relative to the statutory rate of 35%. Primarily as a result of weakness in certain international markets the Company has recorded valuation allowances on certain deferred tax assets for operating losses and foreign tax credit carryovers. The tax provision was increased by approximately $5.2 million in 2013 due to valuation allowances in the year ended December 31, 2013.

Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. We may engage in internal restructurings or reorganizations in the future. We consider many factors when evaluating these transactions. These transactions may adversely impact our overall tax rate and result in additional cash tax payments. Our future tax rates may be adversely impacted if the Company has insufficient accumulated realized excess tax benefits from vested stock-based compensation such that future tax deficiencies caused by awards vesting at prices below the original grant price are charged to the income tax provision. Excess accumulated benefits recorded in stockholders’ equity at December 31, 2013 amount to $2.0 million and may become exhausted in the future.

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. The transaction, which is accounted for as a sale of a noncontrolling interest resulted in a sale for tax purposes. A tax provision of $30.9 million was recorded as a result of the transaction of which $12.7 million was charged to stockholder’s equity and $18.1 million was charged to the continuing operations tax provision.

Our filed tax returns are subject to examination by the United States Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. During 2013, the Company recognized previously unrecognized tax positions of $13.0 million which on a net of tax basis favorably impacted the effective rate by $12.4 million as a result of settlements of tax examinations and lapses of statutes of limitations. The Company also reversed accrued interest on unrecognized tax positions of $3.2 million, which favorably impacted the effective rate by $2.0 million. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes and allocation of income among jurisdictions.

Loss in Equity Interests, Net

Loss in equity interests, net, for year ended December 31, 2013 and 2012 was $0.9 million and $1.1 million, respectively. The Company’s equity investments consist of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland. This decreased loss in 2013 primarily related to our Australian equity investment, which recorded a decreased loss from operations in 2013.

Net income attributable to noncontrolling interest

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company will maintain a controlling interest in the subsidiary, the Company will continue to consolidate the results of JobKorea Ltd. in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net loss was $0.2 million for the year ended December 31, 2013.

Loss from discontinued operations, net of tax

For the year ended December 31, 2013 and 2012, the Company reported a loss from discontinued operations, net of tax, of $3.8 million and $316.9 million respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Net loss attributable to Monster Worldwide, Inc.

As a result of the factors discussed above, our consolidated net loss was $0.3 million in 2013, compared to a net loss of $258.7 million in 2012. Net loss attributable to Monster Worldwide, Inc. was $0.5 million as of December 31, 2013.

Diluted Earnings (Loss) Per Share Attributable to Monster Worldwide, Inc.

Diluted earnings per share attributable to Monster Worldwide, Inc. in 2013 was $0.00 compared to diluted loss per share attributable to Monster Worldwide, Inc. of $2.27 in 2012. Diluted weighted average shares outstanding for the year ended December 31, 2013 and 2012 was 107.9 million shares and 114.0 million shares, respectively. During the year ended December 31, 2013, the Company repurchased 20.6 million shares as part of its previously announced share repurchase program.

The Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the years ended December 31, 2012 and 2011 are as follows (excluding the results of operations for discontinued operations) (dollars in thousands):

	The year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$890,392	100.0%	$993,644	100.0%	$(103,252)	(10.4%)

Salaries and related	408,305	45.9%	480,398	48.3%	(72,093)	(15.0%)
Office and general	226,601	25.4%	224,914	22.6%	1,687	0.8%
Marketing and promotion	188,326	21.2%	189,850	19.1%	(1,524)	(0.8%)
Restructuring and other special charges	40,358	4.5%	4,715	0.5%	35,643	755.9%
Recovery of restitution award from former executive	(5,350)	(0.6%)	—	0.0%	(5,350)	(100.0%)

Total operating expenses	858,240	96.4%	899,877	90.6%	(41,637)	(4.6%)

Operating income	$32,152	3.6%	$93,767	9.4%	$(61,615)	(65.7%)

Our consolidated revenue decreased by $103.3 million (10.4%; 8% in constant currency) in 2012 compared to 2011. Our Internet Advertising & Fees revenue decreased $33.6 million (30.6%) for the same period. This decrease was primarily attributable to the Company, as of the beginning of the third quarter of 2011, no longer engaging in arbitrage lead generation activities due to the lack of profitability in such business and in light of new regulations. Excluding the arbitrage lead generation activities in 2011, our consolidated revenue decreased 8.3% (6.0% in constant currency). Our Careers-International segment decreased $47.3 million (11.9%; 6.1% in constant currency), primarily due to decreases within most countries in Europe and in Korea partially offset by an increase in India. Our Careers-North America segment experienced a $22.4 million (4.6%) decrease mainly due to decreased revenue from our enterprise and e-Commerce customers, partially offset by increased business activity from our newspaper and staffing sectors.

Salary and related expenses decreased $72.1 million (15.0%), in 2012 compared to 2011, which includes $10.5 million of favorable foreign exchange. This decrease in salaries and related expenses resulted primarily from decreased regular salary costs as a result of our restructuring programs as well as no longer engaging in arbitrage lead generation activities, decreased stock-based compensation, decreased associate incentive programs as well as decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $1.7 million (0.8%), in 2012 compared to 2011, which includes $3.6 million of favorable foreign exchange impact. This decrease in office and general expenses resulted primarily from decreased occupancy costs in 2012 relating to charges recorded in the first quarter of 2011 for changes in estimated sublease assumptions for previously exited facilities, partially offset by increased professional fees in the UK related to our government services sector as well as fees associated with the Company’s plan to evaluate strategic alternatives.

Marketing and promotion expenses decreased $1.5 million (0.8%) in 2012 compared to 2011, which includes $4.4 million of favorable foreign exchange impact. The relatively flat spending in 2012 compared to 2011 was related to a decrease in marketing and promotion expenses in 2012 in our Internet Advertising & Fees segment resulting from the Company no longer engaging in arbitrage lead generation activities offset by increased investment in the United States and International to drive seeker traffic.

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

Careers-North America

The operating results of our Careers-North America segment for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	The year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$462,962	100.0%	$485,356	100.0%	$(22,394)	(4.6%)

Salaries and related	184,336	39.8%	212,440	43.8%	(28,104)	(13.2%)
Office and general	103,206	22.3%	99,361	20.5%	3,845	3.9%
Marketing and promotion	111,764	24.1%	98,474	20.3%	13,290	13.5%
Restructuring and other special charges	20,970	4.5%	450	0.1%	20,520	4560.0%

Total operating expenses	420,276	90.8%	410,725	84.6%	9,551	2.3%

Operating income	$42,686	9.2%	$74,631	15.4%	$(31,945)	(42.8%)

Revenue in our Careers-North America segment experienced a $22.4 million (4.6%) decrease due to a reduction of revenue from our enterprise and e-Commerce customers, partially offset by increased business activity from our newspaper and staffing sectors.

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

Careers-International

The operating results of our Careers-International segment for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	The year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$351,130	100.0%	$398,408	100.0%	$(47,278)	(11.9%)

Salaries and related	163,716	46.6%	188,410	47.3%	(24,694)	(13.1%)
Office and general	90,785	25.9%	79,215	19.9%	11,570	14.6%
Marketing and promotion	67,563	19.2%	61,304	15.4%	6,259	10.2%
Restructuring and other special charges	15,990	4.6%	160	0.0%	15,830	9893.8%

Total operating expenses	338,054	96.3%	329,089	82.6%	8,965	2.7%

Operating (loss) income	$13,076	3.7%	$69,319	17.4%	$(56,243)	(81.1%)

Our Careers-International segment revenue experienced a $47.3 million (11.9%, 6.1% in constant currency) decrease, which includes $22.9 million of unfavorable foreign exchange impact, with decreases in most of our international operations as we continued to see significant weakness in Europe.

Salary and related expenses decreased $24.7 million (13.1%, 7.9% in constant currency) in 2012 compared to 2011, which includes $9.7 million of favorable foreign exchange impact. This decrease in salaries and related expenses resulted primarily from $10.7 million of decreased regular salary costs as a result of our restructuring programs, $5.6 million of decreased stock-based compensation, $3.1 million of decreased costs relating to associate incentive programs as well as $3.1 million of decreased variable compensation costs for the Company’s sales force.

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

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	The year ended December 31,
	2012	% of Revenue	2011	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$76,300	100.0%	$109,880	100.0%	$(33,580)	(30.6%)

Salaries and related	31,926	41.8%	47,613	43.3%	(15,687)	(32.9%)
Office and general	16,981	22.3%	26,317	24.0%	(9,336)	(35.5%)
Marketing and promotion	7,549	9.9%	26,631	24.2%	(19,082)	(71.7%)
Restructuring and other special charges	2,123	2.8%	4,105	3.7%	(1,982)	(48.3%)

Total operating expenses	58,579	76.8%	104,666	95.3%	(46,087)	(44.0%)

Operating income	$17,721	23.2%	$5,214	4.7%	$12,507	239.9%

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

Income Taxes

Income taxes for the years ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	The year ended December 31,
	2012	2011	Change in Dollars	Percentage Change
Income from continuing operations	$26,269	$90,796	$(64,527)	(71.1%)

(Benefit from) provision for income taxes	$(32,978)	$23,504	$(56,482)	(240.3%)

Effective tax rate	na	26.0%

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

Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. The ultimate realization of our deferred tax assets depends primarily on the generation of future income in the requisite tax jurisdictions. Differences between anticipated and actual outcomes could have a material impact on the realization of our deferred tax assets. Our future tax rates may also be adversely impacted if the Company has insufficient accumulated realized excess tax benefits from vested stock-based compensation such that future tax benefit deficiencies caused by awards vesting at prices below the original grant date price are charged to the income tax provision. Excess accumulated tax benefits recorded in equity at December 31, 2012 amount to $1.8 million.

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

Loss from discontinued operations, net of tax

For the years ended December 31, 2012 and 2011, the Company reported a loss from discontinued operations, net of tax, of $316.9 million and $12.3 million, respectively. Included in the results from discontinued operations are the results of our operations in Careers-China, Latin America and Turkey.

In the third quarter of 2012, the Company made the decision to sell its Careers-China business and completed the sale on February 5, 2013. Operating results for the Careers-China business, which had previously been included in the Careers-International segment in the Company’s Consolidated Statement of Operations for the periods subsequent to the October 2008 acquisition, have been reclassified as discontinued operations for all periods presented. The 2012 results include a $262.7 million goodwill impairment charge, a $9.7 million charge related to the recording of a full valuation allowance associated with Careers-China deferred tax asset as well as a $5.2 million impairment charge relating to amortizable intangibles. The 2011 results included a gain of $17.4 million relating to the release of escrowed funds associated with the ChinaHR acquisition.

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

Net (loss) income

As a result of the factors discussed above, our consolidated net loss for the year ended December 31, 2012 was $258.7 million compared to consolidated net income of $53.8 million for the same period in 2011.

Diluted (Loss) Earnings Per Share Attributable to Monster Worldwide, Inc.

Diluted earnings per share attributable to Monster Worldwide, Inc. in 2012 was a loss of $2.27 per share compared to a diluted earnings attributable to Monster Worldwide, Inc. of $0.43 per share in 2011. Diluted weighted average shares outstanding for the years ended December 31, 2012 and 2011 was 114.0 million shares and 123.9 million shares, respectively.

Financial Condition

The following table details our cash and cash equivalents as of December 31, 2013 and 2012 (dollars in thousands):

	Year ended December 31,		Change in
	2013	2012	Dollars	Percentage
Cash and cash equivalents	$88,581	$148,185	$(59,604)	40.2%

Percentage of total assets	5.6%	8.8%

As of December 31, 2013, we had cash and cash equivalents of $88.6 million, compared to $148.2 million as of December 31, 2012. Our decrease in cash and cash equivalents of $59.6 million in 2013 primarily resulted from the repurchase of $107.2 million of the Company’s Common Stock, $32.6 million of capital expenditures and $29.0 million of net payments on our term loan and credit facilities partially offset by $86.5 million of net proceeds from the sale of a noncontrolling interest in our South Korean subsidiary and $33.8 million of cash provided by operating activities.

Cash Flows

Consolidated cash flows for the fiscal year ended December 31, 2013 and 2012 are as follows (dollars in thousands):

	The year ended December 31,		Change in
	2013	2012	Dollars	Percentage
Net cash provided by operating activities	$33,822	$53,327	$(19,505)	(36.6%)
Net cash used for investing activities	$(38,882)	$(60,921)	$22,039	(36.2%)
Net cash used for financing actitivies	$(49,772)	$(98,811)	$49,039	(49.6%)
Effects of exchange rates on cash	$(4,772)	$4,273	$(9,045)	(211.7%)

Cash provided by operating activities was $33.8 million for the year ended December 31, 2013, a decrease of $19.5 million from the $53.3 million of cash provided by operating activities for the year ended December 31, 2012. This decrease was driven by reduced cash flows of $29.4 million relating to working capital items, primarily resulting from cash outflows related to our restructuring program where the majority of cash was paid in 2013, as well as reduced net income in 2013 when compared to 2012 after removing the impact of the goodwill impairment recognized in operating results for the year ended December 31, 2012.

Cash used for investing activities was $38.9 million for the year ended December 31, 2013, a decrease of $22.0 million from cash used for investing activities of $60.9 million for the year ended December 31, 2012. This decrease resulted primarily from $27.0 million of decreased capital expenditures in 2013.

Cash used for financing activities was $49.8 million for the year ended December 31, 2013, a decrease of $49.0 million from cash used for financing activities of $98.8 million for the year ended December 31, 2012. This decrease resulted primarily from $86.5 million of net proceeds from the sale of a noncontrolling interest in our South Korean subsidiary, which was partially offset by the repurchase of $41.6 million more of the Company’s Common Stock compared to the year ended December 31, 2012.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions; (iv) capital expenditures; and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2011, 2012 and 2013 in conservative investment vehicles such as U.S. treasury bills, money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Credit Facilities

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250.0 million, including up to a $50.0 million sublimit for letters of credit. On August 31, 2009, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250.0 million revolving credit facility and provided for a new $50.0 million term loan facility, for a total of $300.0 million in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225.0 million revolving credit facility and a $100.0 million term loan facility, providing for a total of $325.0 million in credit available to the Company. The borrowings under the Second

Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172.5 million for the revolving credit facility and $40.0 million for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1.9 million payable on March 31, 2014, $2.5 million payable on each of June 30, 2014, September 30, 2014 and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of December 31, 2013, the Company was in full compliance with its covenants.

At December 31, 2013, the utilized portion of this credit facility was $89.4 million in borrowings on the term loan facility, $45.9 million of borrowings on the revolving credit facility, and $0.3 million in outstanding letters of credit. The portion of the term loan that is due within one year is $9.4 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of December 31, 2013, based on the calculation of the maximum consolidated leverage ratio, $178.8 million of the Company’s revolving credit facility was available. At December 31, 2013, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.17%, 3.25% and 0.07%, respectively. As of December 31, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.17%.

In 2011 and 2012, the Company’s former subsidiaries in China entered into two short term unsecured revolving credit facilities whereby the Company provided a repayment guarantee in support of the first credit facility and the Company provided for a standby letter of credit in support of the second credit facility. These credit facilities provided for maximum borrowings of the Renminbi equivalent of $7.6 million and $5.0 million, respectively. On February 5, 2013, the Company sold our interest in our subsidiaries in China including the entity that is the primary obligor on the credit facilities. As part of the sale transaction, the Company agreed to liquidate these outstanding loans to the lender and on June 13, 2013, these loans were liquidated in full.

Income Taxes

The Company maintains a significant portion of its cash outside the United States in subsidiaries for which the Company has asserted its earnings to be indefinitely reinvested in foreign operations. The Company evaluates its reinvestment assertions each reporting period. In the fourth quarter of 2011, the Company changed its reinvestment assertion with respect to its subsidiary in South Korea and began to regularly repatriate earnings. This determination was made by reviewing investment opportunities and expected financing needs in South Korea and the United States as well as considering the tax cost of repatriating from South Korea. In April 2013, the Company repatriated approximately $13.4 million from South Korea. In November 2013, the Company sold 49.99% of its interest in its South Korean subsidiary to a private equity investor. Aggregate proceeds from the sale were approximately $90.0 million which was received in the United States. The Company’s remaining 50.01% interest in its South Korean subsidiary is treated as a partnership for U.S. tax purposes such that the Company’s 50.01% share of income passes through to the United States for tax reporting purposes whether distributed or not. For the next year the Company does not presently intend to make distributions from South Korea in order to fund local investments.

The amount of cash in subsidiaries offshore for which the Company maintains the indefinite reinvestment assertion at December 31, 2013 was approximately $67.0 million. While we have not determined the total United States and foreign tax liabilities on such a repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds. The Company intends to fulfill its domestic liquidity needs by borrowing from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

In 2013, we utilized our tax loss carryovers in the United States and did not pay significant United States cash taxes. We expect to utilize available tax loss carryovers and tax credits to offset part of our United States tax liability through the end of 2014. We expect to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

Restructuring Activities

Throughout 2012, we undertook a series of restructuring actions in order to improve the Company’s long-term growth prospects and profitability in its core markets. We completed the initiatives associated with these restructuring actions in the first quarter of 2013 and the Company will not incur any new charges in the future related to these programs.

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

Acquisitions and Investments

We have, from time to time, made strategic acquisitions and partnerships to expand Monster’s global footprint, establish strategic partnerships or to obtain technology that is complementary to our product offerings and strategy. We account for business combinations under the acquisition method of accounting which requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but has the ability to exert significant influence, are accounted for under the equity method of accounting.

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million which expired on April 25, 2013. The Company repurchased a total of 14.0 million shares for a total repurchase price of $107.3 million, excluding commissions, at an average price of $7.67 per share in connection with this program. No share repurchases were made during the year ended December 31, 2013 related to this program.

On April 30, 2013, the Board of Directors of the Company authorized a new share repurchase program of up to $200.0 million. Under this share repurchase program, shares of Common Stock may be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements, and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended, or discontinued at any time without prior notice. Through December 31, 2013, the Company has repurchased 20.6 million shares for a total of $106.8 million, excluding commissions, at an average price of $5.18 per share.

Contractual Obligations

The commitments as of December 31, 2013 related to our continuing and discontinued operations are as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 years
Operating Leases	$212,830	$40,110	$61,655	$46,669	$64,396
Purchase commitments—advertising contracts	13,579	12,159	1,420	—	—
Principal Payments	135,275	9,375	125,900	—	—
Interest Payments	7,783	5,551	1,957	275	—
Software Financing	3,711	2,613	1,018	80	—
Other	19,223	14,057	5,166	—	—

Total	$392,401	$83,865	$197,116	$47,024	$64,396

In addition to the cash commitments above, we also have $53.1 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable given the many variables related to these liabilities. Please see Note 15-Income Taxes to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of information related to long-term income taxes payable.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2013.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (dollars in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$46,881	$—	$46,881
U.S. and foreign government obligations	—	1,595	—	1,595
Bankers’ acceptances	—	8,475	—	8,475
Foreign exchange contracts	—	255	—	255

Total Assets	$—	$57,206	$—	$57,206

Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Lease exit liabilities	—	—	12,550	12,550

Total Liabilities	$—	$9	$12,550	$12,559

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (dollars in thousands):

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

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property.

The changes in the fair value of the Level 3 liabilities are as follows (dollars in thousands):

	Lease Exit Liability
	Year ended December 31,
	2013	2012
Balance, Beginning of Period	$14,233	$14,938
Expense	6,225	5,511
Cash Payments and changes in fair value	(7,908)	(6,216)

Balance, End of Period	$12,550	$14,233

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its credit facilities and term loan (please see Note 12-Financing Agreements to the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K), which approximates fair value due to market interest rates.

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

Our significant accounting policies are discussed in Note 1-Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach, depending on the availability of relevant market comparable information. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of cash flow and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. The weighting of the fair value derived from the market approach differs for each reporting unit depending on the level of comparability of these publicly-traded companies to the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

For the annual goodwill impairment test performed in the fourth quarter of 2013, each of the Careers-International and the Internet Advertising & Fees reporting units had fair value that substantially exceeded its carrying value. For the Careers-North America reporting unit, using a discount rate of 14% and a terminal growth rate of 2.8%, the Company calculated that the fair value would have to be at least 22% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $598.1 million as of December 31, 2013. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable.

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

The Company recognizes that during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price to ensure that our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.

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

Equity Investments

Gains and losses in equity interest for the year ended December 31, 2013, resulting from our equity method investments in businesses in Finland and Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

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

Foreign Exchange Risk

During 2013, revenue from our international operations accounted for 38% of our consolidated revenue. Revenue and related expenses are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, Swedish Krona, and Indian Rupees. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening United States dollar in 2013 positively impacted reported revenue by approximately $3.0 million and positively impacted reported operating income by approximately $2.1 million, compared to 2012.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2013 of $85.1 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $4.3 million, $8.5 million and $17.0 million, respectively.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2013, our cumulative translation adjustment account decreased $23.8 million, primarily attributable to the foreign currency movements of the United States dollar against the Korean Won, British Pound, Euro, and Indian Rupee as well as $23.1 million of cumulative currency translation adjustments being reclassified to loss from discontinued operations as a result of the sale of our Careers-China business.

Interest Rate Risk

Credit Facilities

As of December 31, 2013, our debt was comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during 2013, we would have had $314.4 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $3.1 million for the year ended December 31, 2013. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on December 31, 2013, we would have had $135.6 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $1.4 million for the year ended December 31, 2013. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in top sovereign, regional, national and supra-national bank commercial paper, bank time deposits, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of December 31, 2013 would have changed our annual pretax earnings by approximately $0.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.

MONSTER WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monster Worldwide, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

February 10, 2014

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$88,581	$148,185
Accounts receivable, net of allowance for doubtful accounts of $3,995 and $3,925, respectively	332,675	335,905
Prepaid and other	82,809	73,861
Current assets of discontinued operations	—	21,702

Total current assets	504,065	579,653

Goodwill	895,518	887,271
Property and equipment, net	124,169	147,613
Intangibles, net	24,058	32,583
Other assets	38,447	37,745

Total assets	$1,586,257	$1,684,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$166,257	$181,914
Deferred revenue	342,156	351,546
Current portion of long-term debt and borrowings on revolving credit facilities	9,375	18,264
Current liabilities of discontinued operations	1,049	33,256

Total current liabilities	518,837	584,980
Long-term income taxes payable	53,078	63,465
Long-term debt, less current portion	125,900	145,975
Other long-term liabilities	44,297	10,406

Total liabilities	742,112	804,826

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 141,671 and 139,837 shares, respectively; outstanding: 92,372 and 111,129 shares, respectively	142	140
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,003,394	1,956,260
Accumulated deficit	(564,871)	(564,389)
Accumulated other comprehensive income	63,368	87,162
Less: Treasury stock, at cost, 49,299 and 28,708 shares, respectively	(712,362)	(599,134)

Total Monster Worldwide, Inc. stockholders’ equity	789,671	880,039
Noncontrolling interest in subsidiary	54,474	-

Total stockholders’ equity	844,145	880,039

Total liabilities and stockholders’ equity	$1,586,257	$1,684,865

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenue	$807,579	$890,392	$993,644

Salaries and related	379,406	408,305	480,398
Office and general	205,397	226,601	224,914
Marketing and promotion	169,590	188,326	189,850
Restructuring and other special charges	19,995	40,358	4,715
Recovery of restitution award from former executive	—	(5,350)	—

Total operating expenses	774,388	858,240	899,877

Operating income	33,191	32,152	93,767
Interest and other, net	(5,770)	(5,883)	(2,971)

Income before income taxes and loss in equity interests	27,421	26,269	90,796
(Provision for) benefit from income taxes	(23,004)	32,978	(23,504)
Loss in equity interests, net	(908)	(1,081)	(1,242)

Income from continuing operations	3,509	58,166	66,050
Loss from discontinued operations, net of tax	(3,798)	(316,886)	(12,253)

Net (loss) income	(289)	(258,720)	53,797
Net income attributable to noncontrolling interest	193	—	—

Net (loss) income attributable to Monster Worldwide, Inc.	$(482)	$(258,720)	$53,797

*Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income from continuing operations	$0.03	$0.52	$0.54
Loss from discontinued operations, net of tax	(0.04)	(2.81)	(0.10)

Basic earnings (loss) per share	$—	$(2.29)	$0.44

*Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income from continuing operations	$0.03	$0.51	$0.53
Loss from discontinued operations, net of tax	(0.04)	(2.78)	(0.10)

Diluted earnings (loss) per share	$—	$(2.27)	$0.43

Weighted average shares outstanding:
Basic	106,947	112,866	122,002
Diluted	107,913	113,995	123,923

Net (loss) income	$(289)	$(258,720)	$53,797
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(23,859)	23,419	578

Comprehensive (loss) income	(24,148)	(235,301)	54,375
Comprehensive income attributable to noncontrolling interest	128	—	—

Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(24,276)	$(235,301)	$54,375

*	Earnings per share may not add in certain periods due to rounding

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity
Balance, January 1, 2011	135,834	$1,890,880	$(359,466)	$63,165	$(465,929)	$—	$1,128,650

Net income	—	—	53,797	—	—	—	53,797
Change in cumulative foreign currency translation adjustment	—	—	—	578	—	—	578
Repurchase of common stock	—	—	—	—	(41,973)	—	(41,973)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,145)	—	—	—	(17,139)	—	(17,139)
Issuance of common stock for stock option exercises	1	23	—	—	—	—	23
Tax provision for stock-based compensation	—	(4,628)	—	—	—	—	(4,628)
Stock based compensation—restricted stock	3,165	44,380	—	—	—	—	44,380
Stock based compensation—stock options	—	439	—	—	—	—	439

Balance, December 31, 2011	137,855	$1,931,094	$(305,669)	$63,743	$(525,041)	$—	$1,164,127

Net loss	—	—	(258,720)	—	—	—	(258,720)
Change in cumulative foreign currency translation adjustment	—	—	—	23,419	—	—	23,419
Repurchase of common stock	—	—	—	—	(65,611)	—	(65,611)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,099)	—	—	—	(8,482)	—	(8,482)
Issuance of common stock for stock option exercises	3	23	—	—	—	—	23
Tax provision for stock-based compensation	—	(5,319)	—	—	—	—	(5,319)
Stock based compensation—restricted stock	3,078	30,551	—	—	—	—	30,551
Stock based compensation—stock options	—	51	—	—	—	—	51

Balance, December 31, 2012	139,837	$1,956,400	$(564,389)	$87,162	$(599,134)	$—	$880,039

Net (loss) income	—	—	(482)	—	—	193	(289)
Change in cumulative foreign currency translation adjustment	—	—	—	(23,794)	—	(65)	(23,859)
Repurchase of common stock	—	—	—	—	(107,167)	—	(107,167)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,187)	—	—	—	(6,061)	—	(6,061)
Sale of noncontrolling interest		18,278	—	—	—	54,346	72,624
Tax provision for stock-based compensation	—	166	—	—	—	—	166
Stock based compensation—restricted stock	3,021	28,692	—	—	—	—	28,692

Balance, December 31, 2013	141,671	$2,003,536	$(564,871)	$63,368	$(712,362)	$54,474	$844,145

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows provided by operating activities:
Net (loss) income	$(289)	$(258,720)	$53,797

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59,156	70,000	74,600
Provision for doubtful accounts	2,367	4,469	3,329
Non-cash compensation	25,391	28,964	42,523
Loss in equity interests, net	908	1,081	1,242
Non-cash restructuring charges	5,315	7,505	130
Deferred income taxes	28,574	(9,814)	(5,659)
Tax benefit from change in uncertain tax positions	(14,355)	(43,193)	—
Amount reclassified from accumulated other comprehensive income	(23,109)	—	(1,732)
Impairment of goodwill and other intangibles	—	267,855	—
Excess income tax benefit from equity compensation plans	(5,907)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,018	(2,013)	(856)
Prepaid and other	14,573	13,332	(5,510)
Deferred revenue	(22,189)	(17,456)	5,056
Accounts payable, accrued liabilities and other	(44,631)	(8,683)	(17,243)

Total adjustments	34,111	312,047	95,880

Net cash provided by operating activities	33,822	53,327	149,677

Cash flows used for investing activities:
Capital expenditures	(32,616)	(59,572)	(61,818)
Cash funded to and dividends received from equity investee and other	(6,266)	(1,349)	(384)

Net cash used for investing activities	(38,882)	(60,921)	(62,202)

Cash flows (used for) provided by financing activities:
Payments on borrowings on credit facilities	(91,599)	(305,709)	(44,501)
Proceeds from borrowings on credit facilities	69,500	224,718	108,722
Payments on borrowings on term loan	(6,875)	(43,750)	—
Proceeds from borrowings on term loan	—	100,000	—
Repurchase of common stock	(107,167)	(65,611)	(41,973)
Tax withholdings related to net share settlements of restricted stock awards and units	(6,061)	(8,482)	(17,139)
Proceeds from the exercise of employee stock options	—	23	23
Excess income tax benefit from equity compensation plans	5,907	—	—
Net proceeds from sale of noncontrolling interest	86,523	—	—

Net cash (used for) provided by financing activities	(49,772)	(98,811)	5,132
Effects of exchange rates on cash	(4,772)	4,273	(5,459)

Net (decrease) increase in cash and cash equivalents	(59,604)	(102,132)	87,148
Cash and cash equivalents, beginning of period	148,185	250,317	163,169

Cash and cash equivalents, end of period	$88,581	$148,185	$250,317

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but has the ability to exert significant influence, are accounted for under the equity method of accounting. All inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest in our South Korean subsidiary is recorded net of tax as Net income attributable to noncontrolling interest. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

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

Revenue Recognition

The Company recognizes revenue on agreements in accordance with Accounting Standards Codification (“ASC”) ASC 605, Revenue Recognition.

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

Where appropriate, we recognize revenue in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which was effective January 1, 2011, revenue associated with multiple element contracts is based on the selling price hierarchy, which includes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if it is available and if VSOE is not available, if neither is available, then the best estimate of selling price would be used. Under this new accounting guidance, to treat elements in a multi-element arrangement as separate units of accounting, each element must have standalone value upon delivery. If the element has standalone value, the Company accounts for each element separately. In determining whether elements have standalone value, the Company considers the availability of the elements from other vendors, the nature of the elements, the timing of execution of contracts for customers and the contractual dependence of the element related to a customer’s acceptance.

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

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2013 and 2012 are adequate. However, actual write-offs could exceed the recorded allowance. Including discontinued operations, the activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
2013	$4,721	$2,367	$(3,093)	$3,995
2012	$5,240	$4,469	$(4,988)	$4,721
2011	$5,420	$3,329	$(3,509)	$5,240

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

Goodwill and Intangible Assets

The Company evaluates its goodwill and indefinite lived intangible assets for impairment in accordance with ASC 350-20, Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

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

In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach depending on the availability of relevant market comparable information. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of cash flow and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and further considering the value of a control premium. The weighting of the fair value derived from the market approach differs for each reporting unit depending on the level of comparability of these publicly-traded companies to the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

Other intangible assets primarily consist of the value of customer relationships, trade names, resume databases, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to ten years.

Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. The determination of whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company uses internal discounted cash flows estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. The Company derives the required cash flow estimates from historical experience and internal business plans and applies an appropriate discount rate. As of December 31, 2013, there were no impairment indicators present.

Long-Lived Assets

Long-lived assets, other than goodwill and indefinite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amounts. As of December 31, 2013, there were no impairment indicators present.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive (loss) income, a component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions, including forward foreign exchange contracts, are included in interest and other, net.

Comprehensive (loss) income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive (loss) income are foreign currency translation adjustments, which relate to investments that are permanent in nature, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

The Company uses forward foreign exchange contracts as economic cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable. The Company does not trade derivative financial instruments for speculative purposes. Please see Note 11-Financial Derivative Instruments.

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

Stock-Based Compensation

We award stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers. We account for stock-based compensation in accordance with ASC 718, Stock Compensation. In accordance with ASC 718, we use the fair-market value of the Company’s Common Stock on the date the award is approved to measure fair value for service-based and performance-based awards, a Monte Carlo simulation model to determine both the fair value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. Compensation expense for stock option awards and service-based awards is recognized ratably over the requisite service period. For market-based awards, compensation expense is recognized over the requisite service period as derived using a Monte Carlo simulation model. For performance-based awards, compensation expense is recognized based on the probability of achieving the performance conditions associated with the respective shares, as determined by management.

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

Earnings (Loss) Per Share Attributable to Monster Worldwide, Inc.

Basic earnings (loss) per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are dilutive, diluted earnings (loss) per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share due to their anti-dilutive effect. A reconciliation of shares used in calculating basic and diluted earnings (loss) per share is as follows:

	The year ended December 31,
	2013	2012	2011
Basic weighted-average shares outstanding	106,947	112,866	122,002
Effect of common stock equivalents—stock options and non-vested stock under employee compensation plans	966	1,129	1,921

Diluted weighted-average shares outstanding	107,913	113,995	123,923

Weighted-average anti-dilutive common stock equivalents	5,337	7,167	4,165

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

In July 2013, the FASB issued ASU No. 2013-10, which amends the guidance in ASC 815, Derivatives and Hedging . ASU No. 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR. This amended guidance is to be applied prospectively and is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The implementation of the amended accounting guidance has not had, and is not expected to have, a material impact on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, which amends the guidance in ASC 740, Income Taxes . ASU No. 2013-11 requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2013. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

2. STOCK-BASED COMPENSATION

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

The Company recognized pre-tax compensation expense, excluding discontinued operations, in the consolidated statements of operations related to stock-based compensation as follows:

	The year ended December 31,
	2013	2012	2011
Non-vested stock, included in salaries and related	$25,391	$28,123	$41,019
Stock options, included in salaries and related	—	51	439

Total	$25,391	$28,174	$41,458

As of December 31, 2013, the Company has issued the following types of equity awards under its 1999 Long Term Incentive Plan and the 2008 Equity Incentive Plan (the Company no longer issues new equity awards under the 1999 Long-Term Incentive Plan):

Restricted Stock

The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees, executives and directors. The Company grants RSUs that are subject to continued employment and vesting conditions, but do not have dividend or voting rights. The Company also grants RSAs that are subject to continued employment and vesting conditions, have voting rights, but do not have dividend rights. Directors of the Company receive automatic RSAs which are measured using the fair market value of the Company’s Common Stock on the date of the grant. The Company also grants market-based RSAs and RSUs that vest contingent on meeting certain stock price targets within five years of the grant date and performance-based RSAs and RSUs that vest contingent on meeting specific financial results within a specified time period.

Inclusive of discontinued operations, the tax benefits recognized on the non-vested stock-based compensation expenses were $7,430, $8,878, and $11,166 for years ended December 31, 2013, 2012 and 2011, respectively. In the event that stock-based compensation vests at a price below the original grant date price, the recognized tax benefits will not be realized. Such tax benefit deficiencies may be charged to equity to the extent of accumulated excess realized tax benefits. At December 31, 2013, the Company has remaining accumulated excess realized tax benefits of $1,994. In the event that stock-based compensation vests at a price below the original grant date price and there are insufficient accumulated excess tax benefits, the tax benefit deficiencies will be charged to the tax provision.

Service-Based Awards –During 2013, the Company granted an aggregate of 1,212,848 and 286,500 service-based RSAs and RSUs, respectively, to approximately 75 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through December 10, 2017, subject to the recipient’s continued employment or service through each applicable vesting date. Compensation expense for service-based awards is recognized ratably over the requisite service period, net of estimated forfeitures.

During 2012, the Company granted an aggregate of 3,156,515 and 1,229,526 service-based RSAs and RSUs, respectively, to approximately 225 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through December 11, 2016, subject to the recipient’s continued employment or service through each applicable vesting date.

During 2011, the Company granted an aggregate of 769,000 and 200,000 service-based RSAs and RSUs, respectively, to approximately 80 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through October 25, 2015, subject to the recipient’s continued employment or service through each applicable vesting date.

Market-Based Awards –During 2013, the Company granted 5,340,390 market-based RSUs to approximately 450 employees that will vest contingent on meeting certain stock price targets within five years of the grant date. The market-based RSUs vest in four tranches, with each tranche equaling 25% of the award, if, and when, certain stock price targets are achieved and maintained for 15 trading days in a consecutive 30-day trading period, subject to the recipient’s continued employment and service through the one year anniversary of the target stock price being achieved. Compensation expense for market-based awards is recognized over the requisite service period as derived using a Monte Carlo simulation model, net of estimated forfeitures. No market-based RSUs were granted during 2012 or 2011.

Performance-Based Awards –During 2013, the Company granted 3,067,200 RSUs to approximately 1,100 employees, subject to certain specified performance-based conditions. Compensation expense is recognized based on the probability of achieving the performance conditions associated with the respective shares, as determined by management, net of estimated forfeitures. No performance-based RSUs were granted during 2012 or 2011.

As of December 31, 2013, the unrecognized compensation expense related to non-vested stock was $51,286 which is expected to be recognized over a weighted-average period of 1.5 years.

The Company’s non-vested stock activity is as follows (shares in thousands):

	The year ended December 31,
	2013		2012		2011
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	7,639	$10.01	7,432	$13.85	11,299	$14.65
Granted RSAs	1,213	4.72	3,156	6.88	769	13.74
Granted RSUs	8,694	4.15	1,230	6.89	200	14.67
Forfeited	(1,386)	10.93	(1,102)	12.14	(1,672)	13.66
Vested	(3,018)	5.10	(3,077)	14.07	(3,164)	16.82

Non-vested at end of period	13,142	$5.58	7,639	$10.01	7,432	$13.85

In connection with the Company’s corporate restructuring programs, the Company accelerated the vesting of 418,333 RSAs and RSUs to two former executives in the second quarter of 2013, the expense of which is recorded in restructuring and discontinued operations.

Stock Options

The Company’s stock option activity is as follows (shares in thousands):

	The year ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	1,029	$29.04	1,560	$24.10	2,135	$27.31
Exercised	—	$—	(3)	$9.11	(1)	$25.25
Forfeited/expired/cancelled	(101)	$23.27	(528)	$29.10	(574)	$36.00

Outstanding at end of the period	928	$29.68	1,029	$29.04	1,560	$24.10

Options exercisable at end of period	928	$29.68	1,029	$29.04	1,538	$24.05

Aggregate intrinsic value of options exercised during the period	$—		$2		$4

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s Common Stock as of each exercise date and the exercise price of the underlying options. The Company has not granted any stock options subsequent to 2008 and as of December 31, 2013 all options have been fully expensed.

3. NONCONTROLLING INTEREST

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, a leading Asian private equity firm, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country.

Based on the terms of the agreement, Monster maintains a controlling interest in the subsidiary and, accordingly, will continue to consolidate the results of JobKorea Ltd. in its consolidated financial statements. The Company incurred transaction costs of approximately $3,500 related to the agreement with H&Q Korea, which were recorded within stockholders’ equity on the Company’s Consolidated Balance Sheets. See Note 15 – Income Taxes for discussion on the tax impact of the transaction. The noncontrolling interest’s share of stockholders’ equity in JobKorea Ltd. is reflected as Noncontrolling interest in the Company’s Consolidated Balance Sheets and was $54,474 as of December 31, 2013. The noncontrolling interest’s share of income from continuing operations and net loss was $193 for the year ended December 31, 2013.

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

In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach, depending on the availability of relevant market comparable information. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of cash flow and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. The weighting of the fair value derived from the market approach differs for each reporting unit depending on the level of comparability of these publicly-traded companies to the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

For the annual goodwill impairment test performed in the fourth quarter of 2013, each of the Careers-International and the Internet Advertising & Fees reporting units had fair value that substantially exceeded its carrying value. For the Careers-North America reporting unit, the Company calculated, using a discount rate of 14% and a terminal growth rate of 2.8% that the fair value would have to be at least 22% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $598,114 as of December 31, 2013. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable.

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

The Company recognizes that during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price to ensure that our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.

A summary of changes in goodwill by reportable segment are as follows:

	Careers- North America	Careers- International	Internet Advertising & Fees	Total
Balance as of December 31, 2011	$594,094	$386,477	$151,590	$1,132,161
Impairment of Careers China	—	(262,650)	—	(262,650)
Translation and other, net	—	17,760	—	17,760

Balance as of December 31, 2012	$594,094	$141,587	$151,590	$887,271
Translation and other, net	4,020	4,227	—	8,247

Balance as of December 31, 2013	$598,114	$145,814	$151,590	$895,518

The Company’s intangible assets, excluding the assets of the discontinued operations at December 31, 2013, consisted of the following:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)
Customer relationships	$49,808	$(48,895)	$49,068	$(42,532)	3
Trademarks/Internet domains	15,240	—	15,530	—	Indefinite lived
Trade Names	10,600	(3,926)	10,600	(2,763)	4
Other	30,516	(29,285)	29,957	(27,277)	7

Total	$106,164	$(82,106)	$105,155	$(72,572)

The Company recorded amortization expense, excluding discontinued operations, of $9,234, $12,353 and $12,789 relating to its intangible assets for the years ended December 31, 2013, 2012 and 2011, respectively.

Based on the carrying value of identified intangible assets recorded as of December 31, 2013, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for the next five years is as follows:

	2014	2015	2016	2017	2018
Estimated amortization expense	$2,013	$1,387	$1,387	$1,378	$1,280

5. RESTRUCTURING AND OTHER SPECIAL CHARGES

2011 Restructuring

Beginning in the third quarter of 2011, the Company made the strategic decision to no longer engage in arbitrage lead generation activities within the Internet Advertising & Fees segment due to the diminishing profit opportunity and the promulgation of new regulations applicable to the Company’s customers in the for-profit education business. The Company also made the decision to cease operations in one country within the Careers-International segment. As a result of these strategic decisions, the Company reduced its workforce, closed certain office facilities and impaired certain assets. During the three months ended March 31, 2012, the Company recorded a reduction to restructuring expense related to a change in estimated sublease income. The 2011 restructuring resulting in a deduction that produced a net benefit of $19,300 recorded in the first quarter of 2012. The Company will not incur any new charges in the future relating to this program.

The following table displays a roll forward of the 2011 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2012
Workforce reduction	$1,298	$—	$(1,250)	$—	$48
Consolidation of office facilities	1,750	(503)	(765)	—	482
Impairment of assets	130	—	—	(130)	—

Total	$3,178	$(503)	$(2,015)	$(130)	$530

	Accrual at December 31, 2012	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2013
Workforce reduction	$48	$—	$(48)	$—	$—
Consolidation of office facilities	482	—	(211)	—	271

Total	$530	$—	$(259)	$—	$271

January 2012 Restructuring

On January 24, 2012, the Company committed to a plan to take a series of strategic restructuring actions. The Company’s decision to adopt the strategic restructuring actions resulted from the Company’s desire to provide the Company with more flexibility to invest in marketing and sales activities in order to improve its long-term growth prospects and profitability. Through December 31, 2012, the Company notified approximately 325 associates and approximately 60 associates voluntarily left the Company, reducing the Company’s workforce by approximately 385 associates. The restructuring actions also included the consolidation of certain office facilities and the impairment of certain fixed assets. The Company will not incur any new charges in the future relating to this program.

The following table displays a roll forward of the January 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2012
Workforce reduction	$—	$14,587	$(13,396)	$—	$1,191
Consolidation of office facilities	—	6,002	(2,064)	—	3,938
Impairment of assets	—	5,359	—	(5,359)	—
Other costs and professional fees	—	233	(184)	—	49

Total	$—	$26,181	$(15,644)	$(5,359)	$5,178

	Accrual at December 31, 2012	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2013
Workforce reduction	$1,191	$—	$(533)	$—	$658
Consolidation of office facilities	3,938	—	(2,076)	—	1,862
Other costs and professional fees	49	—	(49)	—	—

Total	$5,178	$—	$(2,658)	$—	$2,520

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Note 6-Discontinued Operations, for more information relating to the sale of the Careers-China business and the exiting of our businesses in Latin America and Turkey.

Through December 31, 2013, the Company notified approximately 400 associates in North America and Europe (excluding discontinued operations). The Company does not expect to incur significant additional charges in future periods relating to this program. The following table displays a roll forward of the November 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2011	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2012
Workforce reduction	$—	$12,435	$(533)	$—	$11,902
Impairment of assets	—	2,162	—	(2,162)	—
Other costs and professional fees	—	83	—	—	83

Total	$—	$14,680	$(533)	$(2,162)	$11,985

	Accrual at December 31, 2012	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2013
Workforce reduction	$11,902	$9,645	$(18,669)	$(1,821)	$1,057
Consolidation of office facilities	—	6,028	(1,965)	—	4,063
Impairment of assets	—	3,494	—	(3,494)	—
Other costs and professional fees	83	828	(783)	—	128

Total	$11,985	$19,995	$(21,417)	$(5,315)	$5,248

6. DISCONTINUED OPERATIONS

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business. The sale of the Careers-China business to Saongroup, Ltd. (“Saongroup”) was completed on February 5, 2013. The Company received a 10% minority interest in the combined Chinese business of Saongroup. The Company’s 10% minority interest does not provide the Company with representation on the board of directors, the Company is not entitled to any dividend or other forms of cash returns and the Company is not required to make any capital contributions in the future. The Company will carry the 10% interest as a cost basis investment with an estimated fair value of zero which is based on available information.

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23,109 of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. On October 25, 2013, the Company received $1,846 of funds previously held in escrow relating to the sale of Careers-China, which has been recorded as a gain in the consolidated statements of operations in the year ended December 31, 2013. Additionally, the Company recorded a tax benefit of $4,916 for the year ended December 31, 2013. Accordingly, the Company recorded a loss from discontinued operations related to Careers-China, net of tax, of $1,724 in the year ended December 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

As disclosed in Note 4- Goodwill and Intangibles, the Company recorded a goodwill impairment charge for 100% of the goodwill attributable to Careers-China in the amount of $262,650 in 2012. During the three months ended September 30, 2011, the Company received $17,400 in cash, net of professional fees reimbursed to the Company, relating to the release of the ChinaHR escrowed funds, which is recorded in the consolidated statements of operations for the year ended December 31, 2011 as a component of loss from discontinued operations, net of tax. Further, as disclosed in Note 15- Income Taxes, the Company recorded a full valuation allowance of $9,710 associated with Careers-China deferred tax assets. Finally, the Company recorded an impairment of $5,205 relating to amortizable intangibles.

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8,000 of costs associated with the shutdown of these businesses in the fourth quarter of 2012. For the year ended December 31, 2013, the Company recorded additional costs of $3,565 primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $1,491 for the year ended December 31, 2013. Accordingly, the Company recorded a loss from discontinued operations related to Latin America and Turkey, net of tax, of $2,074 in the year ended December 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

In the aggregate, the Company’s head count was reduced by approximately 1,000 employees as the result of the sale of Careers-China and the exiting of Latin America and Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	The year ended December 31,
	2013	2012	2011
Net revenue	$2,399	$45,590	$46,459

Loss from discontinued operations, net of tax	$(3,798)	$(316,886)	$(12,253)

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

	December 31, 2013	December 31, 2012
Accounts receivable net of doubtful accounts of $796 at December 31, 2012	$—	$7,884
Prepaid and other	—	3,932
Property and equipment, net	—	9,886

Total assets of discontinued operations	$—	$21,702

Accounts payable, accrued expenses and other current liabilities	$1,049	$19,924
Deferred revenue	—	13,332

Total liabilities of discontinued operations	$1,049	$33,256

7. PROPERTY AND EQUIPMENT, NET

The Company’s property, equipment and accumulated depreciation balances are as follows:

	December 31, 2013	December 31, 2012
Capitalized software costs	$200,567	$186,538
Furniture and equipment	22,785	24,359
Leasehold improvements	41,573	45,184
Computer and communications equipment	183,765	191,377

	448,690	447,458
Less: accumulated depreciation	324,521	299,845

Property and equipment, net	$124,169	$147,613

Internally developed software costs capitalized were $24,901, $32,604, and $27,020 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in Property and Equipment, Net in the Consolidated Balance Sheets.

Depreciation expense, excluding discontinued operations, was $49,922, $51,926 and $55,877 or the years ended December 31, 2013, 2012 and 2011, respectively.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2013.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$46,881	$—	$46,881
U.S. and foreign government obligations	—	1,595	—	1,595
Bankers’ acceptances	—	8,475	—	8,475
Foreign exchange contracts	—	255	—	255

Total Assets	$—	$57,206	$—	$57,206

Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Lease exit liabilities	—	—	12,550	12,550

Total Liabilities	$—	$9	$12,550	$12,559

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$79,078	$—	$79,078
U.S. and foreign government obligations	—	22,143	—	22,143
Bankers’ acceptances	—	7,337	—	7,337
Foreign exchange contracts	—	36	—	36

Total Assets	$—	$108,594	$—	$108,594

Liabilities:
Foreign exchange contracts	$—	$70	$—	$70
Lease exit liabilities	—	—	14,233	14,233

Total Liabilities	$—	$70	$14,233	$14,303

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations and restructuring activities of the Company and are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability Year ended December 31,
	2013	2012
Balance, Beginning of Period	$14,233	$14,938
Expense	6,225	5,511
Cash Payments and changes in fair value	(7,908)	(6,216)

Balance, End of Period	$12,550	$14,233

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

9. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The amounts recognized in accumulated other comprehensive income for the year ended December 31, 2013, were as follows:

Foreign Currency Translation Adjustments
Beginning balance	$87,162
Other comprehensive loss before reclassifications	(685)
Amounts reclassified from accumulated other comprehensive income	(23,109)

Net current period change in accumulated other comprehensive income	(23,794)

Ending balance	$63,368

Amounts reclassified from accumulated other comprehensive income to income were as follows:

Details about AOCI Components	Affected Line Item in the Statement Where Net Income Is Presented	The year ended December 31, 2013
Foreign currency translation adjustments
Sale of foreign entity	Loss from discontinued operations, net of tax	$(23,109)

Total reclassifications		$(23,109)

10. INVESTMENTS

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

The Company has a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $658 in the first quarter of 2013, $728 in the second quarter of 2012, and a dividend of $443 in the first quarter of 2011 for this investment. The carrying value of the investment was $218 and $533 as of December 31, 2013 and 2012, respectively, and was recorded on the consolidated balance sheet as a component of other assets. In January 2014, the Company expanded its current relationship with its joint venture partner in Finland, Alma Media. Alma Media is a leading media company focused on digital services and publishing in Finland, the Nordic countries, the Baltics and Central Europe. Monster and Alma Media each contributed several additional entities and businesses into the existing joint venture and formed a significantly larger joint venture where Monster has an equity ownership of 15% with the opportunity to increase ownership up to 20%.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. In the years ended December 31, 2013, 2012 and 2011, the Company expended an additional $1,897, $2,077, and $2,559, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $0 and $29 as of December 31, 2013 and 2012, respectively, and was recorded on the consolidated balance sheet as a component of other assets.

Income and loss in equity interests, net are as follows by equity investment:

	The year ended December 31,
	2013	2012	2011
Finland	$343	$573	$696
Australia	(1,251)	(1,654)	(1,938)

Loss in equity interests, net	$(908)	$(1,081)	$(1,242)

11. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as economic cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive (loss) income) of our derivatives at December 31, 2013, and December 31, 2012 are as follows:

	December 31, 2013
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	43,265	January 2014	255
Foreign currency exchange forwards	Accrued expenses and other current liabilities	4,757	January 2014	(9)

Total Derivative Instruments		$48,022		$246

	December 31, 2012
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,604	January 2013	36
Foreign currency exchange forwards	Accrued expenses and other current liabilities	40,483	January 2013	(70)

Total Derivative Instruments		$56,087		$(34)

The amounts of unrealized and realized net gains and changes in the fair value of our derivative positions are as follows:

	Location of Realized Net Gains and Changes in the Fair Value of Forward Contracts	Amount of Realized Net Gains and Changes in the Fair Value of Forward Contracts
		The year ended December 31,
		2013	2012	2011
Foreign currency exchange forwards	Interest and Other, net	$644	$2,060	$141
	Discontinued Operations	160	—	—

		$804	$2,060	$141

12. FINANCING AGREEMENTS

In December 2007, the Company entered into a senior unsecured revolving credit facility that provided for maximum borrowings of $250,000, including up to a $50,000 sublimit for letters of credit. On August 31, 2009, the Company amended certain terms and increased its borrowing capability under its existing credit agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement maintained the Company’s existing $250,000 revolving credit facility and provided for a new $50,000 term loan facility, for a total of $300,000 in credit available to the Company. On March 22, 2012, the First Amended Credit Agreement was further amended and restated in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, providing for a total of $325,000 in credit available to the Company. The borrowings under the Second Amended Credit Agreement were used to satisfy the obligations under the First Amended Credit Agreement of $172,500 for the revolving credit facility and $40,000 for the term loan. The revolving credit facility and the term loan facility each mature on March 22, 2015. The Second Amended Credit Agreement does not qualify as a debt extinguishment in accordance with ASC 470 Debt, and all financing fees incurred will be deferred and amortized through March 2015. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $1,875 payable on March 31, 2014, $2,500 payable on each of June 30, 2014, September 30, 2014 and December 31, 2014 and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of December 31, 2013, the Company was in full compliance with its covenants.

At December 31, 2013, the utilized portion of this credit facility was $89,375 in borrowings on the term loan facility, $45,900 of borrowings on the revolving credit facility, and $311 in outstanding letters of credit. The portion of the term loan that is due within one year is $9,375 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan and the utilized portion of the revolving credit facility is classified as long-term in the consolidated balance sheet. As of December 31, 2013, based on the calculation of the maximum consolidated leverage ratio, $178,789 of the Company’s revolving credit facility was available. At December 31, 2013, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.17%, 3.25% and 0.07%, respectively. As of December 31, 2012, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.17%.

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

13. SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

Supplemental cash flow information to the consolidated statements of cash flows was as follows, including discontinued operations:

	Year Ended December 31,
	2013	2012	2011
Interest paid	$7,422	$11,100	$8,671
Income tax paid, net	3,544	16,654	21,283
Non-cash investing and financing activities:
Excess income tax benefit from equity compensation plans	5,907	—	—

The following are a component of accrued expenses and other current liabilities:

	Year Ended December 31,
	2013	2012	2011
Accrued Salaries, benefits, commissions, bonuses and payroll taxes	$40,859	$41,460	$61,952

14. STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000 which expired on April 25, 2013. During the year ended December 31, 2012 and 2011, the Company repurchased 8,481,453 shares at an average price of $7.72 per share and 5,504,896 shares at an average price of $7.60 per share, respectively. No share repurchases were made during the year ended December 31, 2013 related to this program.

On April 30, 2013, the Board of Directors of the Company authorized a new share repurchase program of up to $200,000. Under the new share repurchase program, shares of Common Stock may be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. From the date of the inception of this repurchase program through December 31, 2013, the Company repurchased 20,591,440 shares for a total of $106,755, excluding commissions, at an average price of $5.18 per share.

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

The total number of shares of the Company’s Common Stock that may be granted under the 2008 Plan, as amended, is the sum of (i) 12,685,000 shares, and (ii) the number of shares subject to outstanding awards under the 1999 Plan that on or after April 16, 2008 either (a) cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares of Common Stock) or (b) are surrendered by participants under the 1999 Plan or are retained by the Company to pay all or a portion of the exercise price and/or withholding taxes relating to such awards. At December 31, 2013, 1,653,697 shares were available for future grants under the 2008 Plan.

Please see Note 2-Stock Based Compensation for activity related to the Company’s equity plans.

15. INCOME TAXES

The components of income before income taxes and loss in equity interests are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$31,291	$11,833	$12,116
Foreign	(3,870)	14,436	78,680

Income before income taxes and loss in equity interests	$27,421	$26,269	$90,796

Income taxes relating to the Company’s operations are as follows:

	Years Ended December 31,
	2013	2012	2011
Current income taxes:
U.S. Federal	$2,814	$(40,306)	$10,481
State and local	(1,357)	(1,668)	(1,731)
Foreign	(7,027)	18,810	15,280

Total current income taxes	(5,570)	(23,164)	24,030
Deferred income taxes:
U.S. Federal	24,513	(2,495)	537
State and local	5,766	(2,975)	1,651
Foreign	(1,705)	(4,344)	(2,714)

Total deferred income taxes	28,574	(9,814)	(526)

Provision for (benefit from) income taxes	$23,004	$(32,978)	$23,504

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$1,310	$1,247
Accrued expenses and other liabilities	6,038	11,093
Tax loss carry-forwards	67,892	92,533
Tax credits	48,843	44,992
Non-cash stock based compensation expense	4,379	7,104
Valuation allowance	(48,906)	(48,157)

Deferred tax assets	79,556	108,812

Deferred tax liabilities:
Foreign investment	(9,606)	—
Property and equipment	(24,956)	(32,303)
Intangibles	(60,941)	(57,892)

Deferred tax liabilities	(95,503)	(90,195)

Net deferred tax (liabilities) assets	$(15,947)	$18,617

As of December 31, 2013 and 2012, net current deferred tax assets were $627 and $1,123, respectively, net current deferred tax liabilities were $49 and $47, respectively, net non-current deferred tax assets were $20,405 and $21,248, respectively, and net non-current deferred tax liabilities were $36,930 and $3,707, respectively.

At December, 31, 2013, the Company has United States Federal net operating tax losses of approximately $11,600 which it expects to carry forward as no carry-back refunds are available. The loss expires in 2031. The Company has foreign tax credit carryovers of $48,107 that expire in stages beginning in 2016 through 2023. The Company has net operating loss carry-forwards in various foreign countries around the world of approximately $238,717, approximately $169,037 of which have no expiration date and $69,680 of which expire in stages in years 2013 through 2027. The Company realized a cash benefit relating to the use of its tax loss carryforwards of $25,122 and $15,546 in 2013 and 2012, respectively.

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

Realization of the Company’s net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from attribute carry-forwards which include losses and tax credits. In assessing the need for a valuation allowance, the Company has considered all positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Since this evaluation requires considerable judgment and consideration of events that may occur in future years, our conclusion could be materially different if certain of our expectations do not occur. To the extent actual results are different, it may require a material charge to income in the period in which such events occur.

The Company has concluded that it is more likely than not that certain deferred tax assets cannot be used in the foreseeable future, principally net operating losses in certain foreign jurisdictions. In addition the Company has recorded a valuation allowance on U.S. tax credits for foreign taxes paid. Determining the amount of valuation allowance required necessitates significant judgment. We review utilization of tax assets on a jurisdiction by jurisdiction basis and consider such factors as recent operating history and future business forecasts. In making this assessment we give greater weight to evidence that is objectively verifiable comprising primarily of past operating history and reversing taxable differences. Operations in certain countries have a long history of continual tax losses, so a valuation allowance has been recorded on all of their attributes.

The income tax provision from continuing operations was increased by approximately $5,221 and $5,991 in 2013 and 2012 respectively due to valuation allowances, approximately $1,691 and $3,000 of which related to deferred tax assets that existed at the beginning of year. The valuation allowance decreased by approximately $4,472 in 2013 primarily due to the effect of enacted reductions in the tax rates on deferred tax assets with a full valuation allowance, or expiration of tax losses with a full valuation allowance, and was increased by $3,379 in 2012 due to reversals of unrecognized tax benefits with full valuation allowances. These additional items did not result in a net charge or benefit to the tax provision.

Income taxes related to the Company’s income from operations before loss in equity interests differ from the amount computed using the Federal statutory income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
Income taxes at Federal statutory rate	$9,598	$9,195	$31,778
State income taxes, net of Federal income tax effect	1,152	217	(43)
Foreign tax rate differences	3,510	1,655	(4,534)
Change in valuation allowance	749	9,370	1,419
Reversals of accrued income tax	(12,391)	(28,814)	(5,371)
Interest expense on tax liabilities, net of reversals	(189)	(3,517)	1,735
Earnings not indefinitely reinvested	676	1,303	1,616
Non-deductible compensation and other expenses	1,506	1,095	3,549
Effect of foreign branch incorporation	—	—	(4,478)
Tax effect of restructuring items	—	(21,754)
Effect of intercompany loans	250	(1,728)	(2,167)
Sale of noncontrolling interest	18,143	—	—

Provision for (benefit from) income taxes	$23,004	$(32,978)	$23,504

For the years ended December 31, 2013, 2012 and 2011 the Company has recorded a tax benefit (provision) in discontinued operations of $6,407, ($1,624) and $5,130, respectively. These amounts include a provision of $0, $9,710 and $591, respectively, for valuation allowances on recorded deferred tax assets relating to Careers-China. In the years ended December 31, 2013, 2012 and 2011, the discontinued operation tax provision include tax benefits of $540, $8,086 and $1,461, respectively, on certain tax losses in discontinued operations that pass through to continuing operations due to the form of ownership.

A provision has not been made for United States or additional foreign taxes on substantially all undistributed earnings of foreign subsidiaries as the Company plans to utilize these undistributed earnings to finance expansion or operating requirements of subsidiaries outside of the United States or due to local country restrictions. Such earnings will continue to be indefinitely reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or United States affiliates, or if the Company should sell its stock in the foreign subsidiaries. Due to various complexities in computing the residual US tax liability particularly when the timing or form of future repatriations has not been determined, it is not practicable to determine the amount of additional tax, if any, that might be payable on undistributed foreign earnings. The Company estimates its undistributed foreign earnings for which deferred taxes have not been provided are approximately $24,107.

The Company evaluates its reinvestment assertions with respect to foreign earnings at each reporting period. During the fourth quarter of 2011, the Company changed its reinvestment assertion with respect to unremitted earnings in South Korea. In 2013, 2012 and 2011, the Company repatriated approximately $13,385, $38,000, and $0 respectively, of cash from its subsidiary in South Korea. In November 2013, the Company entered in to an agreement to sell a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. The transaction, which is accounted for as a sale of a noncontrolling interest resulted in a sale for tax purposes. A tax provision of $30,853 was recorded on the transaction of which $12,709 was charged to stockholder’s equity and $18,143 was charged to the continuing operations tax provision. The Company utilized substantially all of its existing U.S. tax operating loss carryovers to offset the tax liability that would otherwise be due on the transaction. As a result of the sale the remaining 50.01% investment retained by the Company is owned through an entity characterized as a partnership for U.S. tax purposes. Accordingly, the Company’s share of future earnings will be generally taxable in the United States, as if distributed.

As of December 31, 2013 and 2012, the Company has recorded a liability for $53,078 and $63,465, respectively, which includes unrecognized tax benefits of $30,005 and $40,075, respectively, and estimated accrued interest and penalties of $23,074 and $23,390, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statement of operations. Interest accrued on unrecognized tax benefits included in the 2013, 2012 and 2011 income tax provision in the statement of operations was $2,932, $3,794, and $4,838, respectively. In 2013, 2012 and 2011 interest expense was recorded net of reversals of prior years’ interest and penalties of $3,248, $9,609, and $1,967 respectively. The net of tax effect of interest, penalties and reversals thereof was a credit of $189 and $3,517 in the years ended December 31, 2013 and 2012, respectively and a charge of $1,735 in the year ended December 31, 2011.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance, beginning of period	$40,075	$76,818	$81,815
Gross increases: tax positions taken in prior periods	515	8,380	—
Gross decreases: tax positions taken in prior periods	(13,042)	(8,943)	(5,056)
Gross increases: tax positions taken in current year	2,457	3,114	2,829
Gross decreases: tax positions taken in current year	—	—	—
Gross decreases: settlement of tax examinations	—	(39,294)	(2,770)

Balance, end of period	$30,005	$40,075	$76,818

If the unrecognized tax benefits at December 31, 2013, 2012 and 2011 were recognized in full, $30,005, $40,075, and $76,818, respectively, would impact the effective tax rate.

During 2013, the Company recognized previously unrecognized tax positions of $12,979 which on a net of tax basis favorably impacted the effective rate by $12,391 as a result of settlements of tax examinations and lapses of statutes of limitations. The Company also reversed accrued interest on unrecognized tax positions of $3,248, which favorably impacted the effective rate by $1,963. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes and allocation of income among jurisdictions.

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

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to United States federal income taxes and files income tax returns in various states and approximately 40 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, and the United States as well as other countries in Europe and the Asia/Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2006 in Germany, 2011 in the United Kingdom, and 2009 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The United States Internal Revenue Service has recently commenced a tax examination which covers tax years 2010-2012. No adjustments have been proposed as the examination is in a very early stage.

The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14,000 in the next twelve months due to expirations of statutes of limitations or settlement of examinations.

16. COMMITMENTS

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2013:

	Operating Leases	Estimated Sublease Income
2014	$40,110	$1,774
2015	34,741	1,974
2016	26,914	3,193
2017	24,605	3,285
2018	22,064	3,285
Thereafter	64,396	7,493

	$212,830	$21,004

During the third quarter of 2013, the Company entered into an operating lease for an office facility in Weston, Massachusetts which will replace our office in Maynard, Massachusetts, the lease for which expires in 2014. The lease term began on January 1, 2014 and expires on May 30, 2025.

Total rent and related expenses under operating leases, excluding discontinued operations, were $42,546, $43,030, and $48,181, for the years ended December 31, 2013, 2012 and 2011, respectively. Operating lease obligations after 2013 relate primarily to office facilities.

Other Contractual Commitments

We also have $36,513 of non-cancelable contractual commitments as of December 31, 2013, excluding obligations under our financing agreements, primarily related to agreements for marketing arrangements and software licenses and subscriptions. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum pricing as of the reporting date. The majority of these commitments are due within two years. See Note 12-Financing Agreements for discussion on our obligations under our financing agreements.

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

Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering all eligible employees. Through March 31, 2009, the Company provided for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions were paid to participating employees in the form of the Company’s Common Stock or cash. In April 2009, the Company temporarily suspended the matching of employee contributions. The matching of employee contributions was reintroduced in October 2010. Salaries and related expenses, excluding discontinued operations, contain $4,060, $4,596, and $4,888 of employer matching contributions for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses, excluding discontinued operations, were $2,952, $3,275, and $4,249 for the years ended December 31, 2013, 2012 and 2011, respectively.

17. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers-North America, Careers-International, and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. The operating results for the Careers-China business and the exited business operations which have previously been included in the Careers-International segment in the Company’s consolidated financial statements have now been reclassified as discontinued operations for all periods presented. Please see Note 6—Discontinued Operations.

The following tables present the Company’s operations, excluding discontinued operations, by reportable segment and by geographic region:

	The year ended December 31,
	2013	2012	2011
Revenue
Careers-North America	$446,274	$462,962	$485,356
Careers-International	288,623	351,130	398,408
Internet Advertising & Fees	72,682	76,300	109,880

Revenue	$807,579	$890,392	$993,644

Operating Income
Careers-North America	$65,009	$42,686	$74,631
Careers-International	(18,596)	13,076	69,319
Internet Advertising & Fees	24,492	17,721	5,214

	70,905	73,483	149,164
Corporate expenses	(37,714)	(41,331)	(55,397)

Operating Income	$33,191	$32,152	$93,767

	The year ended December 31,
	2013	2012	2011
Depreciation and Amortization
Careers-North America	$31,204	$35,446	$36,410
Careers-International	22,874	22,181	22,801
Internet Advertising & Fees	4,354	5,943	8,752

	58,432	63,570	67,963
Corporate expenses	724	709	703

Depreciation and Amortization	$59,156	$64,279	$68,666

Restructuring and Other Special Charges
Careers-North America	$9,537	$20,970	$450
Careers-International	7,866	15,990	160
Internet Advertising & Fees	341	2,123	4,105
Corporate expenses	2,251	1,275	—

Restructuring and Other Special Charges	$19,995	$40,358	$4,715

Revenue by Geographic Region (a)
United States	$500,746	$517,268	$569,820
International	306,833	373,124	423,824

Revenue	$807,579	$890,392	$993,644

Long-lived Assets by Geographic Region (b)
United States	$88,284	$103,112	$111,747
International	35,885	44,501	44,535

Total Long-Lived Assets	$124,169	$147,613	$156,282

The following table reconciles each reportable segment’s assets to total assets reported on the Company’s consolidated balance sheets:

	December 31,
	2013	2012	2011
Total Assets by Segment
Careers-North America	$876,885	$875,868	$881,942
Careers-International	400,090	456,354	825,559
Internet Advertising & Fees	165,638	166,796	172,456
Corporate	26,931	25,934	25,073
Shared assets (c)	116,713	138,211	152,968
Discontinued operations	—	21,702	—

Total Assets	$1,586,257	$1,684,865	$2,057,998

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets includes property and equipment, net.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

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

In November 2013, JobDiva, Inc. filed suit against the Company for allegedly infringing certain patents relating to methods for the parsing of resumes. The lawsuit, entitled JobDiva, Inc. vs. Monster Worldwide, Inc. (Civil Action No. 1:13-cv-08229-KBF) was brought in the United States District Court for the Southern District of New York. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On January 9, 2014, the Company filed an answer denying the allegations set forth in the complaint and asserting counterclaims against JobDiva, Inc. for infringing a patent owned by the Company. The Company intends to vigorously defend this matter and is aggressively pursuing counterclaims against JobDiva, Inc. The Company is currently unable to estimate any potential losses.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$211,986	$200,058	$196,817	$198,718	$807,579

Salaries and related	97,575	89,467	92,931	99,433	379,406
Office and general	51,132	52,262	51,542	50,461	205,397
Marketing and promotion	49,267	43,394	38,089	38,840	169,590
Restructuring and other special charges	13,167	6,828	—	—	19,995

Total operating expenses	211,141	191,951	182,562	188,734	774,388

Operating income	845	8,107	14,255	9,984	33,191
Interest and other, net	(1,268)	(1,357)	(1,482)	(1,663)	(5,770)

(Loss) Income before income taxes and loss in equity interests	(423)	6,750	12,773	8,321	27,421
Benefit from (provision for) income taxes	11,999	(2,366)	(4,480)	(28,157)	(23,004)
Loss in equity interests, net	(458)	(245)	(119)	(86)	(908)

Income (loss) from continuing operations	11,118	4,139	8,174	(19,922)	3,509
(Loss) income from discontinued operations, net of tax	(6,134)	(759)	3,095	—	(3,798)

Net income (loss)	4,984	3,380	11,269	(19,922)	(289)
Net income attributable to noncontrolling interest	—	—	—	193	193

Net income (loss) attributable to Monster Worldwide, Inc.	$4,984	$3,380	$11,269	$(20,115)	$(482)

Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.10	$0.04	$0.08	$(0.21)	$0.03
(Loss) income from discontinued operations, net of tax	(0.06)	(0.01)	0.03	—	(0.04)

Basic earnings (loss) per share	$0.04	$0.03	$0.11	$(0.21)	$—

Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.10	$0.04	$0.08	$(0.21)	$0.03
(Loss) income from discontinued operations, net of tax	(0.06)	(0.01)	0.03	—	(0.04)

Diluted earnings (loss) per share	$0.04	$0.03	$0.11	$(0.21)	$—

Weighted average shares outstanding:
Basic	111,402	110,932	105,394	97,872	106,947
Diluted	112,637	111,937	105,967	97,872	107,913

Net income (loss)	$4,984	$3,380	$11,269	$(19,922)	$(289)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(36,999)	(9,139)	21,022	1,257	(23,859)

Comprehensive (loss) income	(32,015)	(5,759)	32,291	(18,665)	(24,148)
Comprehensive income attributable to noncontrolling interest	—	—	—	128	128

Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(32,015)	$(5,759)	$32,291	$(18,793)	$(24,276)

See further description of restructuring, income taxes and discontinued operations in Notes 5, 15, and 6, respectively.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$233,750	$224,577	$220,821	$211,244	$890,392

Salaries and related	112,312	99,812	98,780	97,401	408,305
Office and general	52,508	57,945	60,651	55,497	226,601
Marketing and promotion	49,298	51,426	43,099	44,503	188,326
Restructuring and other special charges	24,268	1,015	244	14,831	40,358
Recovery of restitution award from former executive	(5,350)	—	—	—	(5,350)

Total operating expenses	233,036	210,198	202,774	212,232	858,240

Operating income (loss)	714	14,379	18,047	(988)	32,152
Interest and other, net	(1,463)	(1,189)	(1,532)	(1,699)	(5,883)

(Loss) income before income taxes and loss in equity interests	(749)	13,190	16,515	(2,687)	26,269
Benefit from (provision for) income taxes	14,304	(3,930)	24,871	(2,267)	32,978
Loss in equity interests, net	(200)	(255)	(271)	(355)	(1,081)

Income (loss) from continuing operations	13,355	9,005	41,115	(5,309)	58,166
Loss from discontinued operations, net of tax	(9,613)	(4,203)	(235,354)	(67,716)	(316,886)

Net income (loss)	3,742	4,802	(194,239)	(73,025)	(258,720)
Net income attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to Monster Worldwide, Inc.	$3,742	$4,802	$(194,239)	$(73,025)	$(258,720)

Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.11	$0.08	$0.37	$(0.05)	$0.52
Loss from discontinued operations, net of tax	(0.08)	(0.04)	(2.12)	(0.61)	(2.81)

Basic earnings (loss) per share	$0.03	$0.04	$(1.75)	$(0.66)	$(2.29)

Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.11	$0.08	$0.37	$(0.05)	$0.51
Loss from discontinued operations, net of tax	(0.08)	(0.04)	(2.10)	(0.61)	(2.78)

Diluted earnings (loss) per share	$0.03	$0.04	$(1.73)	$(0.66)	$(2.27)

Weighted average shares outstanding:
Basic	116,199	112,937	111,239	111,098	112,866
Diluted	117,611	114,038	112,212	111,098	113,995

Net income (loss)	$3,742	$4,802	$(194,239)	$(73,025)	$(258,720)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	15,480	(33,217)	30,278	10,878	23,419

Comprehensive income (loss)	19,222	(28,415)	(163,961)	(62,147)	(235,301)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—

Comprehensive income (loss) attributable to Monster Worldwide, Inc.	$19,222	$(28,415)	$(163,961)	$(62,147)	$(235,301)

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, non-vested restricted stock units and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

See further description of restructuring, income taxes and discontinued operations in Notes 5, 15, and 6, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework (1992). Based on this assessment, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that as of December 31, 2013 the Company’s internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have audited Monster Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 10, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

February 10, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance and Board of Directors Matters,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2013 pursuant to Regulation 14A of the Exchange Act. The information under the heading “Executive Officers” in “Item 1. Business” of this Annual Report on Form 10-K is also incorporated herein by reference.

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

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2013 pursuant to Regulation 14A of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2013 pursuant to Regulation 14A of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2013 pursuant to Regulation 14A of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2013 pursuant to Regulation 14A of the Exchange Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENT LIST

1. Financial Statements

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this Report.

2. Financial Statement Schedules

None.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

See the Exhibit Index immediately following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONSTER WORLDWIDE, INC. (REGISTRANT)

By:	/S/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman of the Board, President and Chief
Executive Officer

Dated: February 10, 2014

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/S/ SALVATORE IANNUZZI Salvatore Iannuzzi	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)	February 10, 2014

/S/ JAMES M. LANGROCK James M. Langrock	Executive Vice President and Chief Financial Officer (principal financial officer)	February 10, 2014

/S/ MICHAEL B. MCGUINNESS Michael B. McGuinness	Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)	February 10, 2014

/S/ JOHN GAULDING John Gaulding	Director	February 10, 2014

/S/ EDMUND P. GIAMBASTIANI, JR. Edmund P. Giambastiani, Jr.	Director	February 10, 2014

/S/ CYNTHIA P. MCCAGUE Cynthia P. McCague	Director	February 10, 2014

/S/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	February 10, 2014

/S/ ROBERTO TUNIOLI Roberto Tunioli	Director	February 10, 2014

/S/ TIMOTHY T. YATES Timothy T. Yates	Director	February 10, 2014

EXHIBIT INDEX

Exhibit Number	Description

2.1	Unit Purchase Agreement, dated as of November 6, 2013, by and among Odyssey Partners Private Equity Fund, Monster Worldwide, Inc. and KJB Holding Corp.—Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013

3.1	Certificate of Incorporation, as amended—Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007

3.2	Amended and Restated Bylaws—Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2010

4.1	Form of Common Stock Certificate—Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007

10.1*	Form of Indemnification Agreement—Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471) filed on September 23, 1996

10.2*	1999 Long Term Incentive Plan, as amended as of January 1, 2008—Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008

10.3*	Monster Worldwide, Inc. 2008 Equity Incentive Plan, as amended as of April 26, 2011—Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2011

10.4*	Monster Worldwide, Inc. Amended and Restated Executive Incentive Plan—Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2008

10.5*	Form of Monster Worldwide, Inc. Performance-Based Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Stock Price Targets)—Filed herewith

10.6*	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting)—Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2012

10.7*	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting)—Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2012

10.8*	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for Initial Grants of Restricted Stock—Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011

10.9*	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for Annual Grants of Restricted Stock—Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011

10.10*	Employment Agreement, effective as of April 11, 2007, between Monster Worldwide, Inc. and Salvatore Iannuzzi—Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007

10.11*	Employment Agreement, effective as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock, as amended effective as of January 1, 2009 and February 28, 2012—Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 13, 2013

10.12*	Employment Agreement, effective as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos, as amended effective as of January 1, 2009 and February 28, 2012—Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 13, 2013

10.13*	Amended and Restated Employment Agreement, effective as of February 28, 2012, by and between Monster Worldwide, Inc. and Mark Stoever—Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 13, 2013

10.14*	Employment Agreement, effective as of May 28, 2012, between Monster Worldwide, Inc. and Michael B. McGuinness—Filed herewith

10.15	Second Amended and Restated Credit Agreement, dated March 22, 2012, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A. in its capacity as administrative agent, swing line lender and l/c issuer and the other lenders identified—Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2012

10.16	Second Amended and Restated Subsidiary Guaranty, dated March 22, 2012, by the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent—Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2012

10.17	Amended and Restated U.S. Pledge Agreement, dated March 22, 2012, by Monster Worldwide, Inc. in favor of Bank of America, N.A., in its capacity as administrative agent—Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2012

21.1	Subsidiaries of the Company—Filed herewith

23.1	Consent of BDO USA, LLP—Filed herewith

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Filed herewith

31.2	Certification by James M. Langrock pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Filed herewith

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Furnished herewith

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Furnished herewith

101.INS	XBRL Instance Document—Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document—Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document—Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document—Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document—Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document—Filed herewith

*	Management contract or compensatory plan or arrangement