Form 10-Q
period 2014-03-31
MONSTER WORLDWIDE, INC.
filed 2014-05-01
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 18, 2014
Common Stock	91,017,018

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2014	2013
Revenue	$198,149	$211,986

Salaries and related	101,999	97,575
Office and general	55,207	51,132
Marketing and promotion	41,413	49,267
Restructuring and other special charges	—	13,167

Total operating expenses	198,619	211,141

Operating (loss) income	(470)	845
Gain on deconsolidation of subsidiaries, net	11,828	—
Interest and other, net	(1,323)	(1,268)

Income (loss) before income taxes and loss in equity interests	10,035	(423)
(Provision for) benefit from income taxes	(6,663)	11,999
Loss in equity interests, net	(133)	(458)

Income from continuing operations	3,239	11,118
Loss from discontinued operations, net of tax	—	(6,134)

Net income	3,239	4,984
Net income attributable to noncontrolling interest	1,174	—

Net income attributable to Monster Worldwide, Inc.	$2,065	$4,984

Basic earnings per share attributable to Monster Worldwide, Inc.:
Income from continuing operations	$0.02	$0.10
Loss from discontinued operations, net of tax	—	(0.06)

Basic earnings per share	$0.02	$0.04

Diluted earnings per share attributable to Monster Worldwide, Inc.:
Income from continuing operations	$0.02	$0.10
Loss from discontinued operations, net of tax	—	(0.06)

Diluted earnings per share	$0.02	$0.04

Weighted average shares outstanding:
Basic	91,102	111,402
Diluted	94,416	112,637
Net income	$3,239	$4,984
Other comprehensive income (loss):
Foreign currency translation adjustments, net	3,496	(36,999)

Comprehensive income (loss)	6,735	(32,015)
Comprehensive income attributable to noncontrolling interest	347	—

Comprehensive income (loss) attributable to Monster Worldwide, Inc.	$6,388	$(32,015)

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,631	$88,581
Accounts receivable, net of allowance for doubtful accounts of $3,544 and $3,995, respectively	318,615	332,675
Prepaid and other	92,717	82,809

Total current assets	509,963	504,065

Goodwill	918,672	895,518
Property and equipment, net	126,232	124,169
Intangibles, net	27,849	24,058
Investment in unconsolidated affiliates	24,584	220
Other assets	35,496	38,227

Total assets	$1,642,796	$1,586,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$166,270	$167,306
Deferred revenue	341,947	342,156
Current portion of long-term debt and borrowings on revolving credit facilities	212,200	9,375

Total current liabilities	720,417	518,837
Long-term income taxes payable	54,451	53,078
Long-term debt, less current portion	—	125,900
Other long-term liabilities	53,527	44,297

Total liabilities	828,395	742,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 142,116 and 141,671 shares, respectively; outstanding: 87,801 and 92,372 shares, respectively	142	142
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,011,447	2,003,394
Accumulated deficit	(562,806)	(564,871)
Accumulated other comprehensive income	67,691	63,368
Less: Treasury stock, at cost, 54,316 and 49,299 shares, respectively	(753,873)	(712,362)

Total Monster Worldwide, Inc. stockholders’ equity	762,601	789,671
Noncontrolling interest in subsidiary	51,800	54,474

Total stockholders’ equity	814,401	844,145

Total liabilities and stockholders’ equity	$1,642,796	$1,586,257

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows provided by (used for) operating activities:
Net income	$3,239	$4,984

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,519	16,104
Provision for doubtful accounts	316	535
Non-cash compensation	8,173	6,794
Loss in equity interests, net	133	458
Non-cash restructuring charges	—	775
Deferred income taxes	3,893	(2,172)
Gain on deconsolidation of subsidiaries	(13,647)	—
Tax benefit from change in uncertain tax positions	—	(12,869)
Amount reclassified from accumulated other comprehensive income	1,819	(23,109)
Excess income tax benefit from equity compensation plans	(130)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	14,501	5,907
Prepaid and other	(14,838)	14,690
Deferred revenue	(964)	(5,039)
Accounts payable, accrued liabilities and other	3,893	(15,695)

Total adjustments	15,668	(13,621)

Net cash provided by (used for) operating activities	18,907	(8,637)

Cash flows used for investing activities:
Capital expenditures	(10,700)	(9,149)
Payments for acquisitions, net of cash acquired	(27,005)	—
Investment in Alma Career Oy	(6,516)	—
Cash funded to and dividends received from equity investee and other	(729)	623

Net cash used for investing activities	(44,950)	(8,526)

Cash flows provided by financing activities:
Payments on borrowings on credit facilities	—	(11,399)
Proceeds from borrowings on credit facilities	78,800	17,500
Payments on borrowings on term loan	(1,875)	(1,250)
Repurchase of common stock	(39,653)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(1,427)	(1,793)
Excess income tax benefit from equity compensation plans	130	—

Net cash provided by financing activities	35,975	3,058

Effects of exchange rates on cash	118	(3,172)

Net increase (decrease) in cash and cash equivalents	10,050	(17,277)
Cash and cash equivalents, beginning of period	88,581	148,185

Cash and cash equivalents, end of period	$98,631	$130,908

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,182	$1,256
Cash paid for interest	$2,240	$1,991
Non-cash activities:
Net assets of entities contributed to Alma Career Oy	$4,200	$—

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

These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, which amends the guidance in Accounting Standard Codification (“ASC”) 205, Presentation of Financial Statements as it relates to reporting discontinued operations. The revised guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the revised definition of a discontinued operation. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2014, for public companies, with early adoption permitted. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

3.	EARNINGS PER SHARE ATTRIBUTABLE TO MONSTER WORLDWIDE, INC.

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended March 31,
	2014	2013
Basic weighted-average shares outstanding	91,102	111,402
Effect of common stock equivalents—stock options and non-vested stock under employee compensation plans	3,314	1,235

Diluted weighted-average shares outstanding	94,416	112,637

Weighted-average anti-dilutive common stock equivalents	3,526	7,059

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

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the three months ended March 31, 2014, the Company repurchased 5,016,709 shares for a total of $39,552, excluding commissions, at an average price of $7.88 per share. From the date of the inception of this repurchase program through March 31, 2014, the Company repurchased 25,608,149 shares for a total of $146,308, excluding commissions, at an average price of $5.71 per share.

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

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations as follows:

	Three months ended March 31,
	2014	2013
Non-vested stock, included in salaries and related	$8,173	$6,794

During the first quarter of 2014, the Company granted an aggregate of 20,000 service-based RSUs. The RSUs vest in various increments on the anniversaries of the individual grant dates, through January 28, 2018, subject to the recipient’s continued employment or service through each applicable vesting date. The Company also granted 5,000 RSUs subject to certain specified performance-based conditions.

The Company’s non-vested stock activity is as follows (shares in thousands):

	Three months ended March 31,
	2014		2013
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	13,142	$5.58	7,639	$10.01
Granted RSUs	25	6.27	—	—
Forfeited	(98)	20.19	(387)	10.49
Vested	(691)	9.99	(1,309)	8.84

Non-vested at end of period	12,378	$5.27	5,943	$10.24

As of March 31, 2014, the unrecognized compensation expense related to non-vested stock was $44,371 which is expected to be recognized over a weighted-average period of 1.4 years.

In the first quarter of 2014, the Company entered into performance-based bonus arrangements under an employment agreement and a consulting agreement as part of a business combination. The bonuses may be payable in up to an aggregate of 290,323 and 153,225 of unregistered shares of the Company’s common stock, respectively, upon the attainment of various product delivery and product revenue targets. The number of shares to be issued is subject to possible upward adjustment based upon the Company’s stock price, subject to the Company’s right to pay the bonuses in cash at below a specified stock price level.

The Company’s stock option activity is as follows (shares in thousands):

	Three months ended March 31,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	928	$29.68	1,029	$29.04
Exercised	—	$—	—	—
Forfeited/expired/cancelled	(371)	$24.56	(29)	$20.59

Outstanding at end of the period	557	$33.08	1,000	$29.30

Options exercisable at end of period	557	$33.08	1,000	$29.30

All stock options granted were fully expensed prior to January 1, 2014.

5.	NONCONTROLLING INTEREST

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, a leading Asian private equity firm, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country. Based on the terms of the agreement, Monster maintains a controlling interest in the subsidiary and, accordingly, will continue to consolidate the results of JobKorea Ltd. in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net income was $1,174 for the three months ended March 31, 2014.

The following table reflects the changes in stockholders’ equity attributed to the Company and the noncontrolling interest in the three months ended March 31, 2014:

	Attributable to Monster Worldwide, Inc.	Attributable to Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2013	$789,671	$54,474	$844,145
Net income	2,065	1,174	3,239
Change in cumulative foreign currency translation adjustment	4,323	(827)	3,496

Comprehensive income	6,388	347	6,735
Repurchase of common stock	(39,653)	—	(39,653)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,858)	—	(1,858)
Cash dividend declared	—	(3,021)	(3,021)
Tax provision for stock-based compensation	(612)	—	(612)
Stock based compensation-restricted stock	8,665	—	8,665

Balance, March 31, 2014	$762,601	$51,800	$814,401

6.	BUSINESS COMBINATIONS

During the three months ended March 31, 2014, the Company’s Careers-North America segment purchased TalentBin, Inc., a social profile talent search engine, and Gozaik LLC, a developer of social jobs aggregation and distribution technology. Aggregate consideration for the acquisitions was approximately $27,005 in cash, net of cash acquired, with $1,750 of the consideration in escrow. The Company recorded $25,061 of goodwill, $907 of deferred tax assets, $1,740 of purchased technology, $730 of other intangibles, $249 of other assets and $1,482 of liabilities related to the acquisitions. Of the goodwill recorded, approximately $10,500 will be deductible for tax purposes.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended March 31, 2014.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$53,055	$—	$53,055
Bankers’ acceptances	—	7,470	—	7,470
Foreign exchange contracts	—	168	—	168

Total Assets	$—	$60,693	$—	$60,693

Liabilities:
Foreign exchange contracts	$—	$11	$—	$11
Lease exit liabilities	—	—	15,867	15,867

Total Liabilities	$—	$11	$15,867	$15,878

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$46,881	$—	$46,881
U.S. and foreign government obligations	—	1,595	—	1,595
Bankers’ acceptances	—	8,475	—	8,475
Foreign exchange contracts	—	255	—	255

Total Assets	$—	$57,206	$—	$57,206

Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Lease exit liabilities	—	—	12,550	12,550

Total Liabilities	$—	$9	$12,550	$12,559

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations, restructuring activities of the Company and consolidation of office facilities and are recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. During the three months ended March 31, 2014, the Company vacated its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our new office facility in Weston, Massachusetts.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Three months ended March 31,
	2014	2013
Balance, Beginning of Period	$12,550	$14,233
Expense	5,728	6,011
Cash Payments and changes in fair value	(2,411)	(1,922)

Balance, End of Period	$15,867	$18,322

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (Please see Note 15—Financing Agreements), which approximates fair value due to the debt bearing fluctuating market interest rates.

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments
	Three months ended March 31,
	2014	2013
Beginning balance	$63,368	$87,162
Other comprehensive loss before reclassifications	2,504	(13,890)
Amounts reclassified from accumulated other comprehensive income	1,819	(23,109)

Net current period change in accumulated other comprehensive income	4,323	(36,999)

Ending balance	$67,691	$50,163

Amounts reclassified from accumulated other comprehensive income to income were as follows:

	Affected Line Item in the Statement Where Net	Three months ended March 31,
Details about AOCI Components	Income Is Presented	2014	2013
Foreign currency translation adjustments
Deconsolidation of foreign subsidiaries	Gain on deconsolidation of subsidiaries, net	$1,819	$—
Sale of foreign entity	Loss from discontinued operations, net of tax	—	(23,109)

Total reclassifications		$1,819	$(23,109)

9.	DECONSOLIDATION OF SUBSIDIARIES

Prior to January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. Effective January 3, 2014, the Company expanded its current relationship with its joint venture partner in Finland, Alma Media Corporation (“Alma Media”). Alma Media is a leading media company focused on digital services and publishing in Finland, the Nordic countries, the Baltics and Central Europe. Monster and Alma Media each contributed several additional entities and businesses into the existing joint venture and formed a significantly larger joint venture where Monster has an equity ownership of 15% with the opportunity to increase ownership up to 20%. The Company also contributed cash of approximately $6,500. Following closing, Monster no longer held a controlling interest in its subsidiaries in Poland, Hungary and the Czech Republic and therefore deconsolidated those subsidiaries effective January 3, 2014. The Company will account for its investment under the equity method of accounting due to the Company’s ability to exert significant influence over the financial and operating policies of the new joint venture, primarily through our representation on the board of directors.

The Company recorded a gain of $13,647 as a result of the deconsolidation. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration transferred and (b) the carrying value of the contributed entities’ net assets of approximately $4,200. The fair value of the retained noncontrolling investment was approximately $24,800 which was determined based on the present value of estimated future cash flows and comparable market transactions. Cash flow projections were based on estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with the business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The Company also recognized $1,819 of accumulated unrealized currency translation loss related to the net assets of the subsidiaries contributed by Monster.

As a result of the deconsolidation, the Company recorded a net gain of $11,828 to Gain on deconsolidation of subsidiaries, net during the three months ended March 31, 2014. See Note 16 – Income Taxes for discussion on the tax impact of the deconsolidation.

10.	INVESTMENTS

Equity Method Investments

The Company accounts for investments through which a noncontrolling interest is held, and has the ability to exert significant influence, using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in Loss in equity interests, net, in the Company’s consolidated statement of operations. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.

As discussed in Note 9 – Deconsolidation of Subsidiaries, through January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $658 in the first quarter of 2013 for this investment. The carrying value of the investment was $0 as of March 31, 2013. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture in Eastern Europe and the Baltics with Alma Media. The carrying value of the investment was $24,480 as of March 31, 2014 and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. For the three months ended March 31, 2014 and 2013, the Company expended an additional $492 and $1,035, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $104 and $170 as of March 31, 2014 and 2013, respectively, and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

Income and loss in equity interests are as follows by equity investment:

	Three months ended March 31,
	2014	2013
Alma Career Oy	$119	$—
Finland	—	121
Australia	(252)	(579)

Loss in equity interests, net	$(133)	$(458)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Note 12- Discontinued Operations, for more information relating to the sale of the Careers-China business and the exiting of our businesses in Latin America and Turkey.

Through December 31, 2013, the Company notified approximately 400 associates in North America and Europe (excluding discontinued operations). The Company will not incur any new charges in the future relating to this program. The following table displays a roll forward of the November 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2013	Cash Payments	Accrual at March 31, 2014
Workforce reduction	$1,057	$(10)	$1,047
Consolidation of office facilities	4,063	(302)	3,761
Other costs and professional fees	128	(115)	13

Total	$5,248	$(427)	$4,821

12.	DISCONTINUED OPERATIONS

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8,000 of costs associated with the shutdown of these businesses in the fourth quarter of 2012. In the first quarter of 2013, the Company recorded an additional $2,098 of costs primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $541 for the three months ended March 31, 2013. Accordingly, the Company recorded a loss from discontinued operations related to Latin America and Turkey, net of tax, of $1,557 in the three months ended March 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

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

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23,109 of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. Additionally, the Company recorded a tax benefit of $4,041 for the three months ended March 31, 2013. Accordingly, the Company recorded a loss from discontinued operations related to Careers-China, net of tax, of $4,577 in the three months ended March 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, were reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended March 31,
	2014	2013
Net revenue	$—	$2,399

Loss from discontinued operations, net of tax	$—	$(6,134)

There were $735 and $1,049 of liabilities associated with our discontinued operations as of March 31, 2014 and December 31, 2013, respectively. The liabilities have been classified as current and are included in Accounts payable, accrued expenses and other in the consolidated balance sheets.

13.	PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	March 31, 2014	December 31, 2013
Capitalized software costs	$206,096	$200,567
Furniture and equipment	17,813	22,785
Leasehold improvements	37,052	41,573
Computer and communications equipment	162,980	183,765

	423,941	448,690
Less: accumulated depreciation	297,709	324,521

Property and equipment, net	$126,232	$124,169

Depreciation expense was $11,885 and $13,000 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company vacated, and wrote off assets associated with, its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our new office facility in Weston, Massachusetts.

14.	FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated intercompany funding loans and non-functional currency intercompany accounts receivable.

The fair value position (recorded in Interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives at March 31, 2014, and December 31, 2013 are as follows:

	March 31, 2014
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	27,343	April 2014	168
Foreign currency exchange forwards	Accrued expenses and other current liabilities	13,347	April 2014	(11)

Total Derivative Instruments		$40,690		$157

	December 31, 2013
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	43,265	January 2014	255
Foreign currency exchange forwards	Accrued expenses and other current liabilities	4,757	January 2014	(9)

Total Derivative Instruments		$48,022		$246

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

	Location of Realized Net Gains and Changes in the Fair Value of Forward	Three months ended March 31,
	Contracts	2014	2013
Foreign currency exchange forwards	Interest and Other, net	$(132)	$(26)

15.	FINANCING AGREEMENTS

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

The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $2,500 payable on each of June 30, 2014, September 30, 2014, and December 31, 2014, and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of March 31, 2014, the Company was in full compliance with its covenants.

At March 31, 2014, the utilized portion of this credit facility was $87,500 in borrowings on the term loan facility, $124,700 of borrowings on the revolving credit facility, and $307 in outstanding letters of credit. This credit facility is due to mature on March 22, 2015 and the $212,200 of borrowings are classified in Current portion of long-term debt and borrowings on revolving credit facilities on our consolidated balance sheet. We currently intend to refinance these borrowings prior to the maturity date and therefore have begun to review our financing alternatives with various financial institutions, although we cannot assume that we will be able to refinance on terms we find acceptable. As of March 31, 2014, based on the calculation of the maximum consolidated leverage ratio, $99,993 of the Company’s revolving credit facility was available. At March 31, 2014, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.15%, 3.25% and 0.06%, respectively. As of March 31, 2014, the Company predominantly used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.92%.

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

16.	INCOME TAXES

The provision for (benefit from) income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The tax effect of discrete items is recorded in the quarter in which they occur. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, greater losses than anticipated in countries with lower statutory tax rates, increases in recorded valuation allowances of tax assets, or changes in tax laws or interpretations thereof.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets. The tax provision during the three months ended March 31, 2014 was increased by approximately $6,483 of discrete items, consisting primarily of a tax provision of $5,543 due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 9 – Deconsolidation of Subsidiaries) and increases to tax valuation allowances of approximately $1,100. In addition, as a result of changes to certain estimates relating to determination of unrecognized tax positions during the three months ended March 31, 2014, the Company recognized previously unrecognized tax positions of $350 which on a net of tax basis impacted the effective rate by $228. The Company also reversed accrued interest on unrecognized tax positions of $440, which impacted the effective tax rate by $266. The total benefit reflected in the tax provision in the quarter ended March 31, 2014 for these items was $494. The tax matters relate primarily to allocation of income among tax jurisdictions.

In December 2013 Monster sold 49.99% of its interest in its Korean subsidiary to H & Q Korea (see Note 5 – Noncontrolling Interest). As a result of the sale, the 50.01% retained interest in Korea is owned through an entity characterized as a partnership for U.S. tax reporting purposes and the Company’s share of earnings is taxable in the United States whether or not distributed. Accordingly the Company has provided U.S. residual tax on its share of earnings with respect to the retained 50.01% interest.

The tax benefit during the quarter ended March 31, 2013 was increased by approximately $12,328 of discrete items, consisting primarily of a tax benefit of $12,869 due to reversals of uncertain tax positions and accrued interest. As a result of settlements of tax examinations and lapses of statutes of limitations during the three months ended March 31, 2013, the Company recognized previously unrecognized tax positions of $11,846 which on a net of tax basis impacted the effective tax rate by $11,655. The Company also reversed accrued interest on unrecognized tax positions of $2,006, which impacted the effective tax rate by $1,214. The total benefit recorded due to reversals of uncertain tax positions was $12,869.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of March 31, 2014 and December 31, 2013 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $54,451 and $53,078 respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

17.	SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers-North America; Careers-International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. The operating results for the Careers-China business and the exited business operations which have previously been included in the Careers-International segment in the Company’s consolidated financial statements have been reclassified as discontinued operations for all periods presented. Please see Note 12—Discontinued Operations.

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three months ended March 31,
	2014	2013
Revenue
Careers – North America	$111,647	$115,935
Careers – International	70,604	77,719
Internet Advertising & Fees	15,898	18,332

Revenue	$198,149	$211,986

Operating (Loss) Income
Careers – North America	$12,120	$12,423
Careers – International	(5,289)	(8,991)
Internet Advertising & Fees	3,691	6,262

	10,522	9,694
Corporate expenses	(10,992)	(8,849)

Operating (Loss) Income	$(470)	$845

Depreciation and Amortization
Careers – North America	$6,358	$8,802
Careers – International	4,948	5,992
Internet Advertising & Fees	1,009	1,141

	12,315	15,935
Corporate expenses	204	169

Depreciation and Amortization	$12,519	$16,104

	Three months ended March 31,
	2014	2013
Restructuring and Other Special Charges
Careers – North America	$—	$7,991
Careers – International	—	5,091
Internet Advertising & Fees	—	85

Restructuring and Other Special Charges	$—	$13,167

Revenue by Geographic Region (a)
United States	$123,356	$129,079
International	74,793	82,907

Revenue	$198,149	$211,986

	March 31, 2014	December 31, 2013
Long-lived Assets by Geographic Region (b)
United States	$91,636	$88,284
International	34,596	35,885

Total Long-Lived Assets	$126,232	$124,169

Total Assets by Segment
Careers – North America	$898,795	$876,885
Careers – International	455,243	400,090
Internet Advertising & Fees	164,849	165,638
Corporate	25,519	26,931
Shared assets (c)	98,390	116,713

Total Assets	$1,642,796	$1,586,257

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets includes property and equipment, net.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

18.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

In September 2013, Career Destination Development, LLC filed suit against the Company for allegedly infringing certain patents, U.S. Patent No. 7,424,438 (the “'438 Patent”) and U.S. Patent No. 8,374,901 (the “'901 Patent”), relating to methods for the online searching of jobs. The lawsuit, entitled Career Destination Development, LLC vs. Monster Worldwide, Inc. (Civil Action No. 13-cv-2423), was brought in the United States District Court for the District of Kansas. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. On October 10, 2013, the Company filed an answer denying the allegations set forth in the complaint. On February 12, 2014, Monster filed two separate petitions in the United States Patent and Trademark Office (“USPTO”) for covered business method (“CBM”) review of the '901 Patent, and the USPTO subsequently assigned case numbers CBM2014-00069 and CBM2014-00070 to these petitions for CBM review of the '901 Patent. On February 12, 2014 and February 21, 2014, Monster also filed petitions in the USPTO for CBM review of the '438 Patent, and the USPTO subsequently assigned case numbers CBM2014-00068 and CBM2014-00077 to the petitions for review of the '438 Patent. On March 14, 2014, the District Court for the District of Kansas granted Monster’s motion to stay Civil Action No. 13-cv-2423 pending the aforementioned CBM reviews of the '438 and '901 Patents. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

In November 2013, JobDiva, Inc. filed suit against the Company for allegedly infringing certain patents relating to methods for the parsing of resumes. The lawsuit, entitled JobDiva, Inc. vs. Monster Worldwide, Inc. (Civil Action No. 1:13-cv-08229-KBF) was brought in the United States District Court for the Southern District of New York. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On January 9, 2014, the Company filed an answer denying the allegations set forth in the complaint and asserting counterclaims against JobDiva, Inc. for infringing a patent owned by the Company. The District Court has scheduled a trial in this matter to begin on November 24, 2014. The Company intends to vigorously defend this matter and is aggressively pursuing counterclaims against JobDiva, Inc. The Company is currently unable to estimate any potential losses.

In April 2014, Selene Communication Technologies LLC filed suit against the Company for allegedly infringing a certain patent relating to methods for generating search queries. The lawsuit, entitled Selene Communication Technologies LLC vs. Monster Worldwide, Inc. (Civil Action No.14-cv-434) was brought in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at March 31, 2014:

	Operating Leases	Estimated Sublease Income
2014	$30,812	$1,622
2015	35,794	2,531
2016	27,712	3,808
2017	25,309	3,899
2018	22,682	3,899
Thereafter	65,086	8,875

	$207,395	$24,634

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of March 31, 2014, and the related consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2014 and 2013, and cash flows for the three-month periods ended March 31, 2014 and 2013, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
May 1, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Global Careers Business

Monster Worldwide is the global leader in successfully connecting job opportunities and people. Monster uses the world’s most advanced technology to help people Find Better®, matching job seekers to job opportunities via digital, social and mobile solutions including monster.com®, our flagship website, and employers to the best talent using our vast array of products and services. As an Internet pioneer, more than 200 million people have registered on the Monster Worldwide network, with over 1 million new members registering each month. Today, with a local presence in more than 40 countries, we provide the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities globally, with the widest range of job opportunities across the employment spectrum as well as the most diverse talent to fill those positions. Our services and solutions include: searchable job advertisements; resume database access; professional networking; recruitment media solutions through our advertising network and partnerships; and other career-related content. Job seekers can search our job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search our resume database; and access other career-related services.

We offer our unique 6Sense® semantic search technology to allow job seekers and employers to quickly find a precise match. Our 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, our 6Sense powered job search has changed how they explore, find and apply for jobs. We introduced our cloud-based search product SeeMore® in the third quarter of 2011, which allows our customers to utilize our patented semantic search technology on their own talent databases. Increasingly important, our Career Ad Network®, continues to be the largest recruitment-focused advertising network on the Internet, reaching an average of more than 100 million users globally across thousands of websites.

We operate in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. We have a number of new strategic initiatives underway to further meet the needs of seekers and employer customers. We have made significant progress on our strategic initiatives, including the acquisition of social recruiting technology players TalentBin, Inc. and Gozaik LLC in the first quarter of 2014. The capabilities contributed by these acquisitions will enhance Monster’s ability to successfully connect people and job opportunities by adding increased distribution of job advertisements across social channels and additional employer resources for finding the best active and passive candidates across social websites. These acquisitions complete one component of a broader strategy designed to offer clients an unparalleled value proposition for advertising jobs, sourcing talent and a technology solution platform to manage it all.

We also operate a government solutions business, Monster Government Solutions (“MGS”), which sells software solutions to federal, state and local governments and educational institutions within the United States. MGS provides recruitment solutions that engage seekers and employers online, enable MGS customers to attract qualified candidates, expedite time to hire and create online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model. Additionally, we offer our customers applicant tracking services, diversity offerings and other ancillary services either directly or through alliances to meet the changing needs of our customers.

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

Through December 31, 2013, the Company notified approximately 400 associates in North America and Europe (excluding discontinued operations) and incurred $34.7 million of charges, $14.7 million of which was recorded in the fourth quarter of 2012. The Company will not incur any new charges in the future relating to this program.

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

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Careers-International segment in the Company’s Consolidated Statement of Operations, have been reclassified as discontinued operations for all periods presented. Please see Note 12—Discontinued Operations in Notes to the Consolidated Financial Statements in Part I of this Form 10-Q.

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

RESULTS OF OPERATIONS

Consolidated operating results as a percentage of revenue are as follows:

	Three months ended March 31,
	2014	2013
Revenue	100.0%	100.0%

Salaries and related	51.5%	46.0%
Office and general	27.9%	24.1%
Marketing and promotion	20.9%	23.3%
Restructuring and other special charges	0.0%	6.2%

Total operating expenses	100.2%	99.6%

Operating (loss) income	(0.2%)	0.4%
Gain on deconsolidation of subsidiaries, net	6.0%	0.0%
Interest and other, net	(0.7%)	(0.6%)

Income (loss) before income taxes and loss in equity interests	5.1%	(0.2%)
(Provision for) benefit from income taxes	(3.4%)	5.7%
Loss in equity interests, net	(0.1%)	(0.2%)

Income from continuing operations	1.6%	5.3%

The Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income are as follows (dollars in thousands):

	Three months ended March 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$198,149	100.0%	$211,986	100.0%	$(13,837)	(6.5%)

Salaries and related	101,999	51.5%	97,575	46.0%	4,424	4.5%
Office and general	55,207	27.9%	51,132	24.1%	4,075	8.0%
Marketing and promotion	41,413	20.9%	49,267	23.2%	(7,854)	(15.9%)
Restructuring and other special charges	—	0.0%	13,167	6.2%	(13,167)	(100.0%)

Total operating expenses	198,619	100.2%	211,141	99.6%	(12,522)	(5.9%)

Operating (loss) income	$(470)	(0.2%)	$845	0.4%	$(1,315)	(155.6%)

Our consolidated revenue decreased by $13.8 million (6.5%) in the first quarter of 2014 compared to the same period of 2013. Our Careers-International segment decreased $7.1 million (9.2%) primarily driven by decreases within Europe. The economic environment in Europe and Asia continued to be challenging in the first quarter of 2014 although we did see customer demand stabilize in certain countries in the fourth quarter of 2013 which continued in the first quarter of 2014, primarily in Germany, the United Kingdom, France and Sweden. Although our Careers-North America segment experienced a $4.3 million (3.7%) decrease in revenue, the stability we saw in North America in the second half of 2013 continued in the first quarter of 2014 as customer sentiment and demand for our product offerings continues to improve. The Company’s recent restructuring has allowed the Company to concentrate our resources on our largest and most profitable core markets.

Salaries and related expenses increased $4.4 million (4.5%) in the first quarter of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from increased regular salary and other headcount related costs relating to headcount additions in the Company’s quota-bearing sales force.

Office and general expenses increased $4.1 million (8.0%) in the first quarter of 2014 compared to the same period of 2013. This increase in office and general expenses resulted primarily from charges related to exited facilities partially offset by decreased amortization expense resulting from the amortization period of certain intangible assets associated with a previous acquisition ending in the third quarter of 2013.

Marketing and promotion expenses decreased $7.9 million (15.9%) in the first quarter of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic.

In the first quarter of 2013, we incurred $13.2 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program which was announced in November 2012. No charges were incurred in the first quarter of 2014 relating to this program.

Our consolidated operating loss was $0.5 million in the first quarter of 2014, compared to operating income, excluding discontinued operations, of $0.8 million in the first quarter of 2013, as a result of the factors discussed above.

Careers-North America

The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended March 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$111,647	100.0%	$115,935	100.0%	$(4,288)	(3.7%)

Salaries and related	49,485	44.3%	44,577	38.4%	4,908	11.0%
Office and general	27,844	24.9%	24,598	21.2%	3,246	13.2%
Marketing and promotion	22,198	19.9%	26,346	22.7%	(4,148)	(15.7%)
Restructuring and other special charges	—	0.0%	7,991	6.9%	(7,991)	(100.0%)

Total operating expenses	99,527	89.1%	103,512	89.3%	(3,985)	(3.8%)

Operating income	$12,120	10.9%	$12,423	10.7%	$(303)	(2.4%)

Our Careers—North America segment revenue experienced a $4.3 million (3.7%) decrease due to a reduction of revenue from our enterprise and field sales customers, partially offset by increased business activity from our ecommerce, recruitment media, newspaper and staffing sectors. Although the segment experienced a decrease in revenue in the first quarter of 2014 when compared to the same period of 2013, the stability we saw in North America in the second half of 2013 continued in the first quarter of 2014 as customer sentiment and demand for our product offerings continues to improve.

Salaries and related expenses increased $4.9 million (11.0%) in the first quarter of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $4.4 million of increased regular salary and other headcount related costs relating to headcount additions in the Company’s quota-bearing sales force.

Office and general expenses increased $3.2 million (13.2%) in the first quarter of 2014 compared to the same period of 2013. This increase in office and general expenses resulted primarily from $5.7 million in charges related to exited facilities partially offset by $2.2 million of decreased amortization expense resulting from the amortization period of certain intangible assets associated with a previous acquisition ending in the third quarter of 2013.

Marketing and promotion expenses decreased $4.1 million (15.7%) in the first quarter of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

In the first quarter of 2013, we incurred $8.0 million of restructuring and other special charges, comprised mainly of costs associated with exiting office facilities as a result of our restructuring program which was announced in November 2012. No charges were incurred in the first quarter of 2014 relating to this program.

Our Careers—North America operating income was $12.1 million in the first quarter of 2014, compared to operating income of $12.4 million in the first quarter of 2013, as a result of the factors described above.

Careers—International

The operating results of our Careers—International segment are as follows (dollars in thousands):

	Three months ended March 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$70,604	100.0%	$77,719	100.0%	$(7,115)	(9.2%)

Salaries and related	39,138	55.4%	39,740	51.1%	(602)	(1.5%)
Office and general	19,266	27.3%	20,475	26.3%	(1,209)	(5.9%)
Marketing and promotion	17,489	24.8%	21,404	27.5%	(3,915)	(18.3%)
Restructuring and other special charges	—	0.0%	5,091	6.6%	(5,091)	(100.0%)

Total operating expenses	75,893	107.5%	86,710	111.6%	(10,817)	(12.5%)

Operating loss	$(5,289)	(7.5%)	$(8,991)	(11.6%)	$3,702	(41.2%)

Our Careers-International segment revenue decreased $7.1 million (9.2%) in the first quarter of 2014 compared to the same period of 2013. The reduction in our Careers-International segment was primarily driven by decreases within Europe which decreased 9% compared to 2013, primarily in the Netherlands and the Eastern European countries no longer being included in our consolidated results due to the new joint venture with Alma Media. India also continues to be impacted by the global economic uncertainty with a revenue decline of 14.0% compared to the first quarter of 2013 on a constant currency basis. The economic environment in Europe and Asia continued to be challenging in the first quarter of 2014 although we did see customer demand stabilize in certain countries in the fourth quarter of 2013 which continued in the first quarter of 2014, primarily in Germany, the United Kingdom, France and Sweden.

Salaries and related expenses decreased $0.6 million (1.5%) in the first quarter of 2014 compared to the same period of 2013. This decrease in salaries and related expenses resulted primarily from $0.4 million in decreased regular salary and other headcount related costs due to our restructuring programs.

Office and general expenses decreased $1.2 million (5.9%) in the first quarter of 2014 compared to the same period of 2013. This decrease in office and general expenses resulted primarily from $1.0 million of decreased depreciation and amortization expense.

Marketing and promotion expenses decreased $3.9 million (18.3%) in the first quarter of 2014 compared to the same period of 2013. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In the first quarter of 2013, we incurred $5.1 million of restructuring and other special charges, comprised mainly of severance costs as a result of our restructuring program which was announced in November 2012. No charges were incurred in the first quarter of 2014 relating to this program.

Our Careers-International operating loss was $5.3 million in the first quarter of 2014, compared to an operating loss of $9.0 million in the first quarter of 2013, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment are as follows (dollars in thousands):

	Three months ended March 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$15,898	100.0%	$18,332	100.0%	$(2,434)	(13.3%)

Salaries and related	6,923	43.5%	7,064	38.5%	(141)	(2.0%)
Office and general	3,564	22.4%	3,411	18.6%	153	4.5%
Marketing and promotion	1,720	10.8%	1,510	8.2%	210	13.9%
Restructuring and other special charges	—	0.0%	85	0.5%	(85)	(100.0%)

Total operating expenses	12,207	76.8%	12,070	65.8%	137	1.1%

Operating income	$3,691	23.2%	$6,262	34.2%	$(2,571)	(41.1%)

Revenue in our Internet Advertising & Fees segment decreased $2.4 million (13.3%) due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Operating expenses remained relatively flat when comparing the first quarter of 2014 to the same period of 2013.

Our Internet Advertising & Fees operating income was $3.7 million in the first quarter of 2014, compared to operating income of $6.3 million in the first quarter of 2013, as a result of the factors discussed above.

Interest and other, net

Interest and other, net, resulted in an expense of $1.3 million for both the three months ended March 31, 2014 and 2013. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Gain on deconsolidation of subsidiaries, net

During the three months ended March 31, 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Income taxes

Income taxes are as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013	Change in Dollars	Percentage Change
Income (loss) before income taxes and loss in equity interests	$10,035	$(423)	$10,458	(2472.3%)

Provision for (benefit from) income taxes	$6,663	$(11,999)	$18,662	(155.5%)

Effective tax rate	66.4%	na

The provision for (benefit from) income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The tax effect of discrete items is recorded in the quarter in which they occur. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, increases in recorded valuation allowances on our deferred tax assets, or changes in tax laws or interpretations thereof.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances. In addition, the tax benefit during the three months ended March 31, 2014 was increased by approximately $6.5 million of discrete items consisting primarily of a tax provision of $5.5 million due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic and increases to tax valuation allowances of approximately $1.1 million. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for discussion on the investment in Eastern Europe. In addition, as a result of adjustments to reserves for unrecognized tax positions during the three months ended March 31, 2014, the Company recognized previously unrecognized tax positions of $0.4 million which on a net of tax basis impacted the effective rate by $0.2 million. The Company also reversed accrued interest on unrecognized tax positions of $0.4 million, which impacted the effective tax rate by $0.3 million. The total benefit reflected in the tax provision in the quarter ended March 31, 2014 for these items was $0.5 million. The tax matters relate primarily to allocation of income among jurisdictions.

The tax benefit during the quarter ended March 31, 2013 was increased by approximately $12.3 million of discrete items, consisting primarily of a tax benefit of $12.9 million due to reversals of uncertain tax positions and accrued interest. As a result of settlements of tax examinations and lapses of statutes of limitations during the three months ended March 31, 2013, the Company recognized previously unrecognized tax positions of $11.8 million which on a net of tax basis impacted the effective rate by $11.7 million. The Company also reversed accrued interest on unrecognized tax positions of $2.0 million, which impacted the effective tax rate by $1.2 million. The total benefit recorded due to reversals of uncertain tax positions was $12.9 million.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of March 31, 2014 and December 31, 2013 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $54.5 million and $53.1 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

Loss in equity interests, net

Loss in equity interests, net, for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.5 million, respectively. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in a joint venture in Eastern Europe and the Baltics. The Company also has a 50% equity interest in a company located in Australia. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Net income attributable to noncontrolling interest

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company will maintain a controlling interest in the subsidiary, the Company will continue to consolidate the results of JobKorea Ltd. in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net income was $1.2 million for the three months ended March 31, 2014.

Loss from discontinued operations, net of tax

For the three months ended March 31, 2014 and 2013, the Company reported a loss from discontinued operations, net of tax, of $0.0 million and $6.1 million respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Net income attributable to Monster Worldwide, Inc.

As a result of the factors discussed above, our consolidated net income was $3.2 million for the three months ended March 31, 2014, compared to net income of $5.0 million for the same period of 2013. Net income attributable to Monster Worldwide, Inc. was $2.1 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively.

Diluted earnings per share attributable to Monster Worldwide, Inc.

Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.02 and $0.04 for the three months ended March 31, 2014 and 2013, respectively. Diluted weighted average shares outstanding for the three months ended March 31, 2014 and 2013 was 94.4 million shares and 112.6 million shares, respectively. During the three months ended March 31, 2014, the Company repurchased 5.0 million shares as part of its previously announced share repurchase program.

FINANCIAL CONDITION

The following tables detail our cash and cash equivalents:

	March 31, 2014	December 31, 2013	Change in
			Dollars	Percentage
Cash and cash equivalents	$98,631	$88,581	$10,050	11.3%

Percentage of total assets	6.0%	5.6%

As of March 31, 2014, we had cash and cash equivalents of $98.6 million, compared to $88.6 million as of December 31, 2013. Our increase in cash and cash equivalents of $10.1 million in the first three months of 2014 primarily resulted from $18.9 million of cash provided by operating activities, $76.9 million of net new borrowings on our term loan and credit facilities, partially offset by $27.0 million of payments for acquisitions, net of cash acquired, $10.7 million of capital expenditures, the repurchase of $39.7 million of the Company’s common stock and $6.5 million of cash contributed in connection with our joint venture with Alma Media.

Cash Flows

Consolidated cash flows for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,		Change in
	2014	2013	Dollars	Percentage
Net cash provided by (used for) operating activities	$18,907	$(8,637)	$27,544	318.9%
Net cash used for investing activities	$(44,950)	$(8,526)	$(36,424)	427.2%
Net cash provided by financing activities	$35,975	$3,058	$32,917	1,076.4%
Effects of exchange rates on cash	$118	$(3,172)	$3,290	103.7%

Cash provided by operating activities was $18.9 million for the three months ended March 31, 2014, an increase of $27.5 million from the $8.6 million of cash used for operating activities for the three months ended March 31, 2013. This increase resulted primarily from increased cash flows of $2.7 million relating to working capital items, primarily driven by cash outflows in 2013 relating to our 2012 restructuring program and changes in prepaid and other, as well as increased net income in 2014 when compared to 2013 after removing the impact of the sale of Careers-China in the first quarter of 2013. See Note 12 – Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Cash used for investing activities was $45.0 million for the three months ended March 31, 2014, an increase of $36.4 million from cash used for investing activities of $8.5 million for the three months ended March 31, 2013. This increase resulted primarily from $27.0 million of payments for acquisitions, net of cash acquired, and $6.5 million of cash contributed in connection with our joint venture with Alma Media during the three months ended March 31, 2014.

Cash provided by financing activities was $36.0 million for the three months ended March 31, 2014, an increase of $32.9 million from cash provided by financing activities of $3.1 million for the three months ended March 31, 2013. This increase resulted primarily from increased borrowings on our term loan and credit facilities of $72.1 million, partially offset by the repurchase of $39.7 million of the Company’s common stock compared to no repurchases in the three months ended March 31, 2013.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions, (iv) capital expenditures; and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and top foreign sovereign or provincial debt obligations that mature within three months of the origination date. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

At March 31, 2014, the utilized portion of our credit facility was $124.7 million of borrowings on the revolving credit facility, $87.5 million in borrowings on the term loan facility and $0.3 million in outstanding letters of credit. This credit facility is due to mature on March 22, 2015 and the $212.2 million of borrowings are classified in Current portion of long-term debt and borrowings on revolving credit facilities on our consolidated balance sheet. We currently intend to refinance these borrowings prior to the maturity date and therefore have begun to review our financing alternatives with various financial institutions, although we cannot assume that we will be able to refinance on terms we find acceptable.

We believe that our current cash and cash equivalents, our existing revolving credit facility and anticipated successor credit facility, and cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures and meet our investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and overall hiring demand.

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

The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $2.5 million payable on each of June 30, 2014, September 30, 2014, and December 31, 2014, and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of March 31, 2014, the Company was in full compliance with its covenants.

At March 31, 2014, the utilized portion of this credit facility was $87.5 million in borrowings on the term loan facility, $124.7 million of borrowings on the revolving credit facility, and $0.3 million in outstanding letters of credit. This credit facility is due to mature on March 22, 2015 and the $212.2 million of borrowings are classified in Current portion of long-term debt and borrowings on revolving credit facilities on our consolidated balance sheet. We currently intend to refinance these borrowings prior to the maturity date and therefore have begun to review our financing alternatives with various financial institutions, although we cannot assume that we will be able to refinance on terms we find acceptable. As of March 31, 2014, based on the calculation of the maximum consolidated leverage ratio, $100.0 million of the Company’s revolving credit facility was available. At March 31, 2014, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.15%, 3.25% and 0.06%, respectively. As of March 31, 2014, the Company predominantly used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 2.92%.

In 2011 and 2012, the Company’s former subsidiaries in China entered into two short-term unsecured revolving credit facilities whereby the Company provided a repayment guarantee in support of the first credit facility, and the Company provided for a standby letter of credit in support of the second credit facility. These credit facilities provided for maximum borrowings of the Renminbi equivalent of $7.6 million and $5.0 million, respectively. On February 5, 2013, the Company sold our interest in our subsidiaries in China including the entity that is the primary obligor on the credit facilities. As part of the sale transaction, the Company agreed to liquidate these outstanding loans to the lender and on June 13, 2013, these loans were liquidated in full.

Income Taxes

The Company historically earned a significant portion of its income outside the United States. The total amount of cash offshore is approximately $94 million, of which approximately $73 million is in subsidiaries for which the Company maintains the indefinite reinvestment assertion. An additional $20 million of cash is held in South Korea. In December 2013 Monster sold 49.99% of its interest in its Korean subsidiary to H & Q Korea. As a result of the sale, the 50.01% retained interest in Korea is owned through an entity characterized as a partnership for U.S. tax reporting purposes and the Company’s share of income is taxable in the U.S. whether distributed or not. In April 2014, a cash distribution of $3.0 million was paid to the Company with respect to its retained interest.

While we have not determined the total United States and foreign tax liabilities arising from repatriation of earnings from subsidiaries for which the indefinite reinvestment assertion is made, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds where an indefinite reinvestment assertion has been made. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

Thus far in 2014, the Company has paid $3.2 million of taxes on domestic and international income. We expect to utilize our tax loss and tax credit carryovers to offset most of our domestic cash tax liability in 2014. We expect to have taxable income in certain domestic states and foreign tax jurisdictions in which we pay taxes on a quarterly basis.

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

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250.0 million which expired on April 25, 2013. The Company repurchased a total of 14.0 million shares for a total repurchase price of $107.3 million, excluding commissions, at an average price of $7.67 per share in connection with this program. No share repurchases were made during the quarter ended March 31, 2013 relating to this program.

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the three months ended March 31, 2014, the Company repurchased 5.0 million shares for a total of $39.6 million, excluding commissions, at an average price of $7.88 per share. From the date of the inception of this repurchase program through March 31, 2014, the Company repurchased 25.6 million shares for a total of $146.3 million, excluding commissions, at an average price of $5.71 per share.

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

Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies , of the Notes to Consolidated Financial Statements, included in “ Item 8, Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue on agreements in accordance with ASC 605, Revenue Recognition.

Careers-North America and Careers-International. Our Careers-North America and Careers-International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume database, recruitment media services, applicant tracking services, online career-related solutions provided through a “Software as a Service” (“SaaS”) offering and other career-related services.

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

For the annual goodwill impairment test performed in the fourth quarter of 2013, each of the Careers-International and the Internet Advertising & Fees reporting units had fair value that substantially exceeded its carrying value. For the Careers-North America reporting unit, using a discount rate of 14% and a terminal growth rate of 2.8%, the Company calculated that the fair value would have to be at least 22% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $623.2 million and $598.1 million as of March 31, 2014 and December 31, 2013, respectively. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable.

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

The Company recognizes that during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price to ensure that our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available. There were no indicators of impairment during the first quarter of 2014.

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

Equity Investments

Gains and losses in equity interest for the three months ended March 31, 2014, resulting from our equity method investments in Alma Career Oy and a business in Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Foreign Exchange Risk

During the three months ended March 31, 2014, revenue from our international operations accounted for 38% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, Swedish Krona, and Indian Rupees. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of changes in foreign exchange rates in the three months ended March 31, 2014 positively impacted our revenue by approximately $0.8 million and positively impacted reported operating income by approximately $0.1 million, compared to the three months ended March 31, 2013.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at March 31, 2014 of $93.6 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $4.7 million, $9.4 million and $18.7 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended March 31, 2014, our cumulative translation adjustment account increased by $3.5 million, attributable to favorable net foreign currency movements, primarily of changes in the U.S. dollar against the Euro, Swedish Krona and Korean Won.

Interest Rate Risk

Credit Facilities

As of March 31, 2014, our debt was comprised primarily of borrowings under our senior secured revolving credit facility and our term loan facility. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate or the British Bankers Association LIBOR (“BBA LIBOR”). Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the first quarter of 2014, we would have had $312.5 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended March 31, 2014. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on March 31, 2014, we would have had $212.5 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.5 million for the three months ended March 31, 2014. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers, bank time deposits, bankers’ acceptances and government bonds that mature within six months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.2 million for the three months ended March 31, 2014.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In September 2013, Career Destination Development, LLC filed suit against the Company for allegedly infringing certain patents, U.S. Patent No. 7,424,438 (the “`438 Patent”) and U.S. Patent No. 8,374,901 (the “`901 Patent”), relating to methods for the online searching of jobs. The lawsuit, entitled Career Destination Development, LLC vs. Monster Worldwide, Inc. (Civil Action No. 13-cv-2423), was brought in the United States District Court for the District of Kansas. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. On October 10, 2013, the Company filed an answer denying the allegations set forth in the complaint. On February 12, 2014, Monster filed two separate petitions in the United States Patent and Trademark Office (“USPTO”) for covered business method (“CBM”) review of the `901 Patent, and the USPTO subsequently assigned case numbers CBM2014-00069 and CBM2014-00070 to these petitions for CBM review of the `901 Patent. On February 12, 2014 and February 21, 2014, Monster also filed petitions in the USPTO for CBM review of the `438 Patent, and the USPTO subsequently assigned case numbers CBM2014-00068 and CBM2014-00077 to the petitions for review of the `438 Patent. On March 14, 2014, the District Court for the District of Kansas granted Monster’s motion to stay Civil Action No. 13-cv-2423 pending the aforementioned CBM reviews of the `438 and `901 Patents. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

In November 2013, JobDiva, Inc. filed suit against the Company for allegedly infringing certain patents relating to methods for the parsing of resumes. The lawsuit, entitled JobDiva, Inc. vs. Monster Worldwide, Inc. (Civil Action No. 1:13-cv-08229-KBF) was brought in the United States District Court for the Southern District of New York. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On January 9, 2014, the Company filed an answer denying the allegations set forth in the complaint and asserting counterclaims against JobDiva, Inc. for infringing a patent owned by the Company. The District Court has scheduled a trial in this matter to begin on November 24, 2014. The Company intends to vigorously defend this matter and is aggressively pursuing counterclaims against JobDiva, Inc. The Company is currently unable to estimate any potential losses.

In April 2014, Selene Communication Technologies LLC filed suit against the Company for allegedly infringing a certain patent relating to methods for generating search queries. The lawsuit, entitled Selene Communication Technologies LLC vs. Monster Worldwide, Inc. (Civil Action No.14-cv-434) was brought in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchase activity for the three months ended March 31, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1 - January 31	—	—	—	$93,244,808
February 1 - February 28	2,034,256	$7.80	2,034,256	$77,374,210
March 1 - March 31	2,982,453	$7.94	2,982,453	$53,692,425

Total	5,016,709		5,016,709

*	On May 2, 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million worth of shares of its common stock. The share repurchase program expires in April 2015. Through March 31, 2014, the Company repurchased 25,608,149 shares of common stock at an average price of $5.71 per share under this program.

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

MONSTER WORLDWIDE, INC. (Registrant)

Dated: May 1, 2014	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: May 1, 2014	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: May 1, 2014	By:	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.