Form 10-Q
period 2014-06-30
MONSTER WORLDWIDE, INC.
filed 2014-08-05
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2014
Common Stock	88,823,082

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$194,441	$200,058	$392,590	$412,044

Salaries and related	103,220	89,467	205,219	187,042
Office and general	49,131	52,262	104,338	103,394
Marketing and promotion	37,377	43,394	78,790	92,661
Restructuring and other special charges	—	6,828	—	19,995

Total operating expenses	189,728	191,951	388,347	403,092

Operating income	4,713	8,107	4,243	8,952
Gain on deconsolidation of subsidiaries, net	—	—	11,828	—
Interest and other, net	(1,660)	(1,357)	(2,983)	(2,625)

Income before income taxes and income (loss) in equity interests	3,053	6,750	13,088	6,327
Provision for (benefit from) income taxes	1,615	2,366	8,278	(9,633)
Income (loss) in equity interests, net	58	(245)	(75)	(703)

Income from continuing operations	1,496	4,139	4,735	15,257
Loss from discontinued operations, net of tax	—	(759)	—	(6,893)

Net income	1,496	3,380	4,735	8,364
Net income attributable to noncontrolling interest	1,462	—	2,636	—

Net income attributable to Monster Worldwide, Inc.	$34	$3,380	$2,099	$8,364

*Basic earnings per share attributable to Monster Worldwide, Inc.:
Income from continuing operations	$—	$0.04	$0.02	$0.14
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.06)

Basic earnings per share	$—	$0.03	$0.02	$0.08

*Diluted earnings per share attributable to Monster Worldwide, Inc.:
Income from continuing operations	$—	$0.04	$0.02	$0.14
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.06)

Diluted earnings per share	$—	$0.03	$0.02	$0.07

Weighted average shares outstanding:
Basic	87,080	110,932	89,080	111,166
Diluted	89,955	111,937	92,174	112,419
Net income	$1,496	$3,380	$4,735	$8,364
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(2,861)	(9,139)	638	(46,138)

Comprehensive (loss) income	(1,365)	(5,759)	5,373	(37,774)
Comprehensive income attributable to noncontrolling interest	4,379	—	4,726	—

Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(5,744)	$(5,759)	$647	$(37,774)

*	Earnings per share may not add in certain periods due to rounding

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,395	$88,581
Accounts receivable, net of allowance for doubtful accounts of $3,315 and $3,995, respectively	293,732	332,675
Prepaid and other	88,127	82,809

Total current assets	466,254	504,065

Goodwill	915,024	895,518
Property and equipment, net	126,345	124,169
Intangibles, net	29,186	24,058
Investment in unconsolidated affiliates	23,759	220
Other assets	36,697	38,227

Total assets	$1,597,265	$1,586,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$160,613	$167,306
Deferred revenue	315,786	342,156
Current portion of long-term debt and borrowings on revolving credit facility	201,600	9,375

Total current liabilities	677,999	518,837
Long-term income taxes payable	55,355	53,078
Long-term debt, less current portion	—	125,900
Other long-term liabilities	57,146	44,297

Total liabilities	790,500	742,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 142,823 and 141,671 shares, respectively; outstanding: 86,498 and 92,372 shares, respectively	142	142
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,019,350	2,003,394
Accumulated deficit	(562,772)	(564,871)
Accumulated other comprehensive income	61,916	63,368
Less: Treasury stock, at cost, 56,325 and 49,299 shares, respectively	(768,050)	(712,362)

Total Monster Worldwide, Inc. stockholders’ equity	750,586	789,671
Noncontrolling interest in subsidiary	56,179	54,474

Total stockholders’ equity	806,765	844,145

Total liabilities and stockholders’ equity	$1,597,265	$1,586,257

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows provided by operating activities:
Net income	$4,735	$8,364

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,354	31,829
Provision for doubtful accounts	728	1,432
Non-cash compensation	17,236	12,264
Loss in equity interests, net	75	703
Non-cash restructuring charges	—	5,315
Deferred income taxes	3,402	(2,607)
Gain on deconsolidation of subsidiaries	(13,647)	—
Tax benefit from change in uncertain tax positions	—	(12,869)
Amount reclassified from accumulated other comprehensive income	1,819	(23,109)
Excess income tax benefit from equity compensation plans	(199)	(2,044)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	39,524	28,641
Prepaid and other	(7,990)	15,555
Deferred revenue	(27,489)	(31,242)
Accounts payable, accrued liabilities and other	1,259	(25,466)

Total adjustments	39,072	(1,598)

Net cash provided by operating activities	43,807	6,766

Cash flows used for investing activities:
Capital expenditures	(22,469)	(18,388)
Payments for acquisitions, net of cash acquired	(27,005)	—
Investment in Alma Career Oy	(6,516)	—
Cash funded to and dividends received from equity investee and other	(616)	139
Capitalized patent defense costs	(1,220)	—

Net cash used for investing activities	(57,826)	(18,249)

Cash flows provided by (used for) financing activities:
Payments on borrowings on credit facilities	(8,100)	(39,799)
Proceeds from borrowings on credit facilities	78,800	17,500
Payments on borrowings on term loan	(4,375)	(3,125)
Repurchase of common stock	(51,517)	(23,378)
Tax withholdings related to net share settlements of restricted stock awards and units	(3,707)	(4,987)
Excess income tax benefit from equity compensation plans	199	2,044
Dividend paid to noncontrolling interest	(3,021)	—

Net cash provided by (used for) financing activities	8,279	(51,745)

Effects of exchange rates on cash	1,554	(5,624)

Net decrease in cash and cash equivalents	(4,186)	(68,852)
Cash and cash equivalents, beginning of period	88,581	148,185

Cash and cash equivalents, end of period	$84,395	$79,333

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,245	$3,206
Cash paid for interest	$3,970	$3,872
Non-cash activities:
Net assets of entities contributed to Alma Career Oy	$4,200	$—

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company”, “Monster”, “Monster Worldwide”, “we”, “our”, or “us”) has operations that consist of three reportable segments: Careers-North America, Careers-International and Internet Advertising & Fees. Revenue in the Company’s Careers segments is primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Monster network of online resume databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe, and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

In May 2014, Monster revealed its strategy to drive the business and enhance its competitive position at the Company’s Strategy Briefing event held in Weston, Massachusetts. Monster’s strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.

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

In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition guidance in ASC 605, Revenue Recognition. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This amended guidance is effective retrospectively for reporting periods (interim and annual) beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	87,080	110,932	89,080	111,166
Effect of common stock equivalents - stock options and non-vested stock under employee compensation plans	2,875	1,005	3,094	1,253

Diluted weighted-average shares outstanding	89,955	111,937	92,174	112,419

Weighted-average anti-dilutive common stock equivalents	5,083	4,956	4,305	6,008

Share Repurchase Plan

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the six months ended June 30, 2014, the Company repurchased 7,025,988 shares for a total of $51,376, excluding commissions, at an average price of $7.31 per share. From the date of the inception of this repurchase program through June 30, 2014, the Company repurchased 27,617,428 shares for a total of $158,131, excluding commissions, at an average price of $5.73 per share. The Company currently has $41,869 remaining under this repurchase program.

4. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures.

The Company awards non-vested stock to employees, directors and executive officers in the form of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”), market-based RSAs and RSUs, performance-based RSAs and RSUs and stock options. The Compensation Committee of the Company’s Board of Directors approves stock-based compensation awards for all employees and executive officers of the Company. The Corporate Governance and Nominating Committee of the Company’s Board of Directors approves stock-based compensation awards for all non-employee directors of the Company. The Company uses the fair-market value of the Company’s common stock on the date the award is approved to measure fair value for service-based and performance-based awards, a Monte Carlo simulation model to determine both the fair value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. The Company presents as a financing activity in the consolidated statement of cash flows the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for the options exercised and vested RSAs and RSUs.

Compensation expense for stock option awards and service-based awards is recognized ratably over the requisite service period. For market-based awards, compensation expense is recognized over the requisite service period as derived using a Monte Carlo simulation model. If an award includes both a market and performance or service condition, the requisite service period is adjusted in the event the market condition is satisfied prior to the end of the derived service period. For performance-based awards, compensation expense is recognized based on the probability of achieving the performance conditions associated with the respective shares, as determined by management.

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Non-vested stock, included in salaries and related	$9,063	$5,470	$17,236	$12,264

During the first six months of 2014, the Company granted an aggregate of 191,115 service-based RSUs. The RSUs vest in various increments on the anniversaries of the individual grant dates, through June 4, 2018, subject to the recipient’s continued employment or service through each applicable vesting date. The Company also granted 35,000 RSUs subject to certain specified performance-based conditions.

The Company’s non-vested stock activity is as follows (shares in thousands):

	Six months ended June 30
	2014		2013
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	13,142	$5.58	7,639	$10.01
Granted RSAs	—	$—	1,165	$4.68
Granted RSUs	226	$5.84	267	$4.38
Forfeited	(259)	$5.77	(629)	$9.32
Vested	(1,762)	$10.35	(2,516)	$10.59

Non-vested at end of period	11,347	$4.77	5,926	$8.43

As of June 30, 2014, the unrecognized compensation expense related to non-vested stock was $35,445 which is expected to be recognized over a weighted-average period of 1.3 years.

The Company’s stock option activity is as follows (shares in thousands):

	Six months ended June 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	928	$29.68	1,029	$29.04
Exercised	—	$—	—	—
Forfeited/expired/cancelled	(371)	$24.32	(69)	$20.23

Outstanding at end of the period	557	$33.09	960	$29.68

Options exercisable at end of period	557	$33.09	960	$29.68

Aggregate intrinsic value of options exercised during the period	$—		$—

All stock options granted were fully expensed prior to January 1, 2014.

5. NONCONTROLLING INTEREST

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country. Based on the terms of the agreement, Monster maintains a controlling interest in the subsidiary and, accordingly, will continue to consolidate the results of JobKorea Ltd. in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net income was $1,462 and $2,636 for the three and six months ended June 30, 2014, respectively.

The following table reflects the changes in stockholders’ equity attributed to the Company and the noncontrolling interest in the six months ended June 30, 2014:

	Attributable to Monster Worldwide, Inc.	Attributable to Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2013	$789,671	$54,474	$844,145
Net income	2,099	2,636	4,735
Change in cumulative foreign currency translation adjustment	(1,452)	2,090	638

Comprehensive income	647	4,726	5,373
Repurchase of common stock	(51,517)	—	(51,517)
Tax withholdings related to net share settlements of restricted stock awards and units	(4,171)	—	(4,171)
Cash dividend	—	(3,021)	(3,021)
Tax provision for stock-based compensation	(2,062)	—	(2,062)
Stock based compensation-restricted stock	18,018	—	18,018

Balance, June 30, 2014	$750,586	$56,179	$806,765

6. BUSINESS COMBINATIONS

In the first quarter of 2014, the Company’s Careers-North America segment purchased TalentBin, Inc., a social profile talent search engine, and Gozaik LLC, a developer of social jobs aggregation and distribution technology. Aggregate consideration for the acquisitions was $27,005 in cash, net of cash acquired, with $1,750 of the consideration in escrow. The Company recorded $25,061 of goodwill, $907 of deferred tax assets, $1,740 of purchased technology, $730 of other intangibles, $249 of other assets and $1,482 of liabilities related to the acquisitions. Of the goodwill recorded, approximately $10,500 will be deductible for tax purposes.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the six months ended June 30, 2014.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$44,272	$—	$44,272
Bankers’ acceptances	—	4,567	—	4,567
Foreign exchange contracts	—	158	—	158

Total Assets	$—	$48,997	$—	$48,997

Liabilities:
Foreign exchange contracts	$—	$26	$—	$26
Lease exit liabilities	—	—	12,993	12,993

Total Liabilities	$—	$26	$12,993	$13,019

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$46,881	$—	$46,881
U.S. and foreign government obligations	—	1,595	—	1,595
Bankers’ acceptances	—	8,475	—	8,475
Foreign exchange contracts	—	255	—	255

Total Assets	$—	$57,206	$—	$57,206

Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Lease exit liabilities	—	—	12,550	12,550

Total Liabilities	$—	$9	$12,550	$12,559

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations, restructuring activities of the Company and consolidation of office facilities and are recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. In the first quarter of 2014, the Company vacated its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our new corporate headquarters in Weston, Massachusetts.

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Six months ended June 30,
	2014	2013
Balance, Beginning of Period	$12,550	$14,233
Expense	5,728	5,955
Cash Payments and changes in fair value	(5,285)	(4,371)

Balance, End of Period	$12,993	$15,817

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

8. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments
	Six months ended June 30,
	2014	2013
Beginning balance	$63,368	$87,162
Other comprehensive loss before reclassifications	(3,271)	(23,029)
Amounts reclassified from accumulated other comprehensive income	1,819	(23,109)

Net current period change in accumulated other comprehensive income	(1,452)	(46,138)

Ending balance	$61,916	$41,024

Amounts reclassified from accumulated other comprehensive income to income were as follows:

	Affected Line Item in the Statement Where Net	Six months ended June 30,
Details about AOCI Components	Income Is Presented	2014	2013
Foreign currency translation adjustments
Deconsolidation of foreign subsidiaries	Gain on deconsolidation of subsidiaries, net	$1,819	$—
Sale of foreign entity	Loss from discontinued operations, net of tax	—	(23,109)

Total reclassifications		$1,819	$(23,109)

There were no amounts reclassified from accumulated other comprehensive income to income during the three months ended June 30, 2014 and 2013.

9. DECONSOLIDATION OF SUBSIDIARIES

Prior to January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001, with the remaining 75% held by Alma Media Corporation (“Alma Media”). Alma Media is a leading media company based in Finland, focused on digital services and publishing in Finland, the Nordic countries, the Baltics and Central Europe. Effective January 3, 2014, the Company expanded its relationship with Alma Media. Monster and Alma Media each contributed several additional entities and businesses into the existing joint venture and formed a significantly larger joint venture where Monster has an equity ownership of 15% with the opportunity to increase ownership up to 20%. The Company also contributed cash of approximately $6,500. Following closing, Monster no longer held a controlling interest in its subsidiaries in Poland, Hungary and the Czech Republic and therefore deconsolidated those subsidiaries effective January 3, 2014. The Company accounts for its investment under the equity method of accounting due to the Company’s ability to exert significant influence over the financial and operating policies of the new joint venture, primarily through our representation on the board of directors.

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

As a result of the deconsolidation, the Company recorded a net gain of $11,828 to Gain on deconsolidation of subsidiaries, net in the first quarter of 2014. See Note 16 – Income Taxes for discussion on the tax impact of the deconsolidation.

10. INVESTMENTS

Equity Method Investments

The Company accounts for investments through which it holds a noncontrolling interest and has the ability to exert significant influence using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in Income (loss) in equity interests, net, in the Company’s consolidated statement of operations. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.

As discussed in Note 9 – Deconsolidation of Subsidiaries, through January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $658 in the first quarter of 2013 for this investment. The carrying value of the investment was $87 as of June 30, 2013. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture in Finland, Eastern Europe and the Baltics with Alma Media. The Company received a dividend of $199 in the second quarter of 2014 for this investment. The carrying value of the investment was $23,546 as of June 30, 2014 and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. For the six months ended June 30, 2014 and 2013, the Company expended an additional $866 and $1,519, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $213 and $142 as of June 30, 2014 and 2013, respectively, and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

Income (loss) in equity interests are as follows by equity investment:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Alma Career Oy	$231	$—	$350	$—
Finland	—	90	—	211
Australia	(173)	(335)	(425)	(914)

Income (loss) in equity interests, net	$58	$(245)	$(75)	$(703)

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

Through December 31, 2013, the Company notified approximately 400 associates in North America and Europe (excluding discontinued operations). The Company will not incur any new charges in the future relating to this program. The following table displays a roll forward of the November 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2013	Cash Payments	Accrual at June 30, 2014
Workforce reduction	$1,057	$(384)	$673
Consolidation of office facilities	4,063	(845)	3,218
Other costs and professional fees	128	(117)	11

Total	$5,248	$(1,346)	$3,902

12. DISCONTINUED OPERATIONS

During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company incurred approximately $8,000 of costs associated with the shutdown of these businesses in the fourth quarter of 2012. For the three and six months ended June 30, 2013, the Company recorded additional costs of $120 and $2,218, respectively, which was primarily relating to severance costs associated with terminated employees of our operations in Latin America and Turkey. Additionally, the Company recorded a tax benefit of $0 and $541 related to discontinued operations in Latin America and Turkey for the three and six months ended June 30, 2013, respectively. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $120 and $1,677 in the three and six months ended June 30, 2013, respectively. The Company does not expect to incur significant additional charges in future periods relating to Latin America or Turkey.

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

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who remained with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23,109 of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. Additionally, the Company recorded a tax benefit of $4,041 related to Careers-China in the first quarter of 2013. Accordingly, the Company recorded a loss from discontinued operations, net of tax, of $639 and $5,216 in the three and six months ended June 30, 2013, respectively. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, were reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenue	$—	$—	$—	$2,399

Loss from discontinued operations, net of tax	$—	$(759)	$—	$(6,893)

There were $492 and $1,049 of liabilities associated with our discontinued operations as of June 30, 2014 and December 31, 2013, respectively. The liabilities have been classified as current and are included in Accounts payable, accrued expenses and other in the consolidated balance sheets.

13. PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	June 30, 2014	December 31, 2013
Capitalized software costs	$213,592	$200,567
Furniture and equipment	18,408	22,785
Leasehold improvements	38,608	41,573
Computer and communications equipment	163,948	183,765

	434,556	448,690
Less: accumulated depreciation	308,211	324,521

Property and equipment, net	$126,345	$124,169

Depreciation expense was $11,217 and $23,102 for the three and six months ended June 30, 2014, respectively. Depreciation expense was $12,644 and $25,644 for the three and six months ended June 30, 2013, respectively. During the first quarter of 2014, the Company vacated, and wrote off assets associated with its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our new corporate headquarters in Weston, Massachusetts.

14. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated intercompany funding loans and non-functional currency intercompany accounts receivable.

The fair value position (recorded in Interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives at June 30, 2014, and December 31, 2013 are as follows:

	June 30, 2014
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	35,237	July 2014	158
Foreign currency exchange forwards	Accrued expenses and other current liabilities	9,945	July 2014	(26)

Total Derivative Instruments		$45,182		$132

	December 31, 2013
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	43,265	January 2014	255
Foreign currency exchange forwards	Accrued expenses and other current liabilities	4,757	January 2014	(9)

Total Derivative Instruments		$48,022		$246

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

	Location of Realized Net Gains and Changes in the Fair Value of Forward	Three months ended June 30,		Six months ended June 30,
	Contracts	2014	2013	2014	2013
Foreign currency exchange forwards	Interest and Other, net	$663	$(97)	$531	$(123)
	Discontinued Operations	—	162	—	162

		$663	$65	$531	$39

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

The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $2,500 payable on each of September 30, 2014 and December 31, 2014, and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of June 30, 2014, the Company was in full compliance with its covenants.

At June 30, 2014, the utilized portion of this credit facility was $85,000 in borrowings on the term loan facility, $116,600 of borrowings on the revolving credit facility, and $309 in outstanding letters of credit. This credit facility is due to mature on March 22, 2015 and the $201,600 of borrowings are classified in Current portion of long-term debt and borrowings on revolving credit facilities on our consolidated balance sheet. We currently intend to refinance these borrowings prior to the maturity date and we are reviewing our financing alternatives with various financial institutions, although we cannot assume that we will be able to refinance on terms we find acceptable. As of June 30, 2014, based on the calculation of the maximum consolidated leverage ratio, $108,091 of the Company’s revolving credit facility was available. At June 30, 2014, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.16%, 3.25% and 0.09%, respectively. As of June 30, 2014, the Company predominantly used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.15%.

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible stock based compensation and other non-deductible expense, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets. The tax provision during the six months ended June 30, 2014 was increased by $5,902 of discrete items, consisting primarily of a tax provision of $5,543 due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 9-Deconsolidation of Subsidiaries) and increases to tax valuation allowances of approximately $1,200. In addition as a result of changes to certain estimates relating to determination of unrecognized tax positions during the three months ended March 31, 2014, the Company recognized previously unrecognized tax positions of $350 which on a net of tax basis impacted the effective rate by $228. The Company also reversed accrued interest on unrecognized tax positions of $440, which impacted the effective tax rate by $266. The total benefit reflected in the tax provision in the quarter ended March 31, 2014 for these items was $494. The tax matters relate primarily to allocation of income among tax jurisdictions.

In December 2013 Monster sold 49.99% of its interest in its Korean subsidiary to H & Q Korea. As a result of the sale, the 50.01% retained interest in Korea is owned through an entity characterized as a partnership for U.S. tax reporting purposes and the Company’s share of earnings is taxable in the United States, whether or not distributed. Accordingly, the Company has provided U.S. residual tax on its share of earnings with respect to the retained 50.01% interest.

The tax benefit during the six months ended June 30, 2013 was increased by $12,707 of discrete items, consisting primarily of a tax benefit of $12,869 due to reversals of uncertain tax positions and accrued interest. As a result of settlements of tax examinations and lapses of statutes of limitations during the six months ended June 30, 2013, the Company recognized previously unrecognized tax positions of $11,846 which on a net of tax basis impacted the effective rate by $11,655. The Company also reversed accrued interest on unrecognized tax positions of $2,006, which impacted the effective tax rate by $1,214. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes. These reversals occurred in the quarter ended March 31, 2013.

Included in the loss from discontinued operations in the six months ended June 30, 2013 is an income tax benefit of $4,582.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material income tax adjustments have been proposed, although we can provide no assurances that such adjustments will not be proposed in the future. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2014 and December 31, 2013 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $55,355 and $53,078 respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

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

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Careers – North America	$110,301	$109,717	$221,948	$225,652
Careers – International	68,280	72,102	138,884	149,821
Internet Advertising & Fees	15,860	18,239	31,758	36,571

Revenue	$194,441	$200,058	$392,590	$412,044

Operating Income (Loss)
Careers – North America	$17,902	$19,272	$30,022	$31,695
Careers – International	(6,974)	(6,054)	(12,263)	(15,045)
Internet Advertising & Fees	3,464	6,312	7,155	12,574

	14,392	19,530	24,914	29,224
Corporate expenses	(9,679)	(11,423)	(20,671)	(20,272)

Operating Income	$4,713	$8,107	$4,243	$8,952

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Depreciation and Amortization
Careers – North America	$5,958	$8,663	$12,313	$17,465
Careers – International	4,705	5,788	9,655	11,778
Internet Advertising & Fees	851	1,107	1,861	2,248

	11,514	15,558	23,829	31,491
Corporate expenses	321	167	525	338

Depreciation and Amortization	$11,835	$15,725	$24,354	$31,829

Restructuring and Other Special Charges
Careers – North America	$—	$1,546	$—	$9,537
Careers – International	—	2,775	—	7,866
Internet Advertising & Fees	—	256	—	341
Corporate expenses	—	2,251	—	2,251

Restructuring and Other Special Charges	$—	$6,828	$—	$19,995

Revenue by Geographic Region (a)
United States	$121,810	$123,767	$245,166	$252,846
International	72,631	76,291	147,424	159,198

Revenue	$194,441	$200,058	$392,590	$412,044

			June 30, 2014	December 31, 2013
Long-lived Assets by Geographic Region (b)
United States			$92,282	$88,284
International			34,063	35,885

Total Long-Lived Assets			$126,345	$124,169

Total Assets by Segment
Careers – North America			$874,145	$876,885
Careers – International			434,530	400,090
Internet Advertising & Fees			162,896	165,638
Corporate			25,686	26,931
Shared assets (c)			100,008	116,713

Total Assets			$1,597,265	$1,586,257

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets includes property and equipment, net.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

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

In September 2013, Career Destination Development, LLC filed suit against the Company for allegedly infringing certain patents, U.S. Patent No. 7,424,438 (the “438 Patent”) and U.S. Patent No. 8,374,901 (the “901 Patent”), relating to methods for the online searching of jobs. The lawsuit, entitled Career Destination Development, LLC vs. Monster Worldwide, Inc. (Civil Action No. 13-cv-2423), was brought in the United States District Court for the District of Kansas. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. On October 10, 2013, the Company filed an answer denying the allegations set forth in the complaint. On February 12, 2014, Monster filed two separate petitions in the United States Patent and Trademark Office (“USPTO”) for covered business method (“CBM”) review of the ‘901 Patent, and the USPTO subsequently assigned case numbers CBM2014-00069 and CBM2014-00070 to these petitions for CBM review of the ‘901 Patent. On February 12, 2014 and February 21, 2014, Monster also filed petitions in the USPTO for CBM review of the ‘438 Patent, and the USPTO subsequently assigned case numbers CBM2014-00068 and CBM2014-00077 to the petitions for review of the ‘438 Patent. On March 14, 2014, the District Court for the District of Kansas granted Monster’s motion to stay Civil Action No. 13-cv-2423 pending the aforementioned CBM reviews of the ‘438 and ‘901 Patents. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

In November 2013, JobDiva, Inc. filed suit against the Company for allegedly infringing certain patents relating to methods for the parsing of resumes. The lawsuit, entitled JobDiva, Inc. vs. Monster Worldwide, Inc. (Civil Action No. 1:13-cv-08229-KBF) was brought in the United States District Court for the Southern District of New York. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On January 9, 2014, the Company filed an answer denying the allegations set forth in the complaint and asserting counterclaims against JobDiva, Inc. for infringing a patent owned by the Company. The District Court has re-scheduled the trial date in this matter to February 2, 2015. The Company intends to vigorously defend this matter and is aggressively pursuing counterclaims against JobDiva, Inc. The Company is currently unable to estimate any potential losses.

In April 2014, Selene Communication Technologies LLC filed suit against the Company for allegedly infringing a certain patent relating to methods for generating search queries. The lawsuit, entitled Selene Communication Technologies LLC vs. Monster Worldwide, Inc. (Civil Action No.14-cv-434) was brought in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On June 13, 2014, the Company filed an answer denying the allegations set forth in the complaint. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at June 30, 2014:

	Operating Leases	Estimated Sublease Income
2014	$20,360	$944
2015	36,873	2,098
2016	30,868	3,312
2017	28,218	3,400
2018	24,946	3,400
Thereafter	70,676	7,755

	$211,941	$20,909

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of June 30, 2014, and the related consolidated statements of operations and comprehensive income (loss) for the three and six-months ended June 30, 2014 and 2013, and cash flows for the six-month periods ended June 30, 2014 and 2013, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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
August 5, 2014

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

Overview

Global Careers Business

Monster Worldwide is the global leader in successfully connecting job opportunities and people. Monster uses the world’s most advanced technology to help people Find Better®, matching job seekers to job opportunities via digital, social and mobile solutions including monster.com®, its flagship website, and employers to the best talent using a vast array of products and services. As an Internet pioneer, more than 200 million people have registered on the Monster Worldwide network, with over 1 million new members registering each month. Today, with a local presence in more than 40 countries, Monster provides the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities globally, with the widest range of job opportunities across the employment spectrum as well as the most diverse talent to fill those positions. The Company’s services and solutions historically have included: searchable job advertisements; resume database access; professional networking; recruitment media solutions through its advertising network and partnerships; and other career-related content. Job seekers can search job advertisements and post their resumes for free on each of the career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search the Monster resume database; and access other career-related services.

In May 2014, Monster revealed its new strategy to drive the business and enhance its competitive position at the Company’s Strategy Briefing event held in Weston, Massachusetts. Monster’s new strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.

To enhance the scale of its business, the Company is dramatically expanding the number of jobs it offers, collecting jobs content from both traditional and social sources to ensure that employers can reach the right candidates, at the right time and place, with the right opportunities. Monster has grown the number of jobs available across its network from 250,000 in the U.S. in January 2014 to 3 million today, and an expected 4 million jobs across its top tier global sites by January 2015. This represents a vast increase in the volume of jobs, and is poised to grow with further international rollout.

As part of the new strategy, the Company is expanding its job advertising distribution beyond the traditional placement on its own network of sites and its Career Ad Network® to include expanded social distribution. Monster Twitter Cards was launched in the U.S. on July 1, 2014 and will launch in our Tier 1 countries in Europe in October 2014. Monster Twitter Cards moves beyond the limitations of a standard Tweet to boost an employer’s integrated social recruiting strategy by automatically Tweeting jobs throughout the day to a company’s or recruiter’s Twitter feed. Monster Twitter Cards provides recruiters with a simple, turnkey way to more effectively message job openings, and drive additional reach, engagement and interaction with individuals on the Twitter platform. Monster also plans to add multiple pricing models to its job advertising business, including duration and pay-per-click options which will roll-out in the U.S. and our Tier 1 countries in Europe in the first and second quarters of 2015, respectively. This will create a significant opportunity to serve millions of new customers who seek variable job ad pricing.

Monster is also vastly increasing the number of candidates it delivers for search. With the recent acquisition of TalentBin®, the Company now provides recruiters access to over 120 million candidate profiles aggregated from social sources across the Web, in addition to Monster’s own proprietary database of 25 million searchable resumes. This approach surfaces the truly passive candidates who are not actively seeking a new job. TalentBin by Monster was launched in the U.S. on July 1, 2014 and will launch in our Tier 1 countries in Europe in October 2014. By harnessing the vast amount of professionally relevant information people share across the social web, TalentBin by Monster surfaces potential job candidates by assembling profiles using current professional activities from relevant sites. By making sense of candidate social activity, and compiling those details into a rich professional profile complete with contact information, recruiters now can find many previously undiscoverable candidates – including those not actively seeking a new job.

Monster offers the unique 6Sense® semantic search technology to allow job seekers and employers to quickly find a precise match. 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, 6Sense powered job search has changed how they explore, find and apply for jobs. Monster introduced a cloud-based search product SeeMore® in the third quarter of 2011, which allows customers to utilize patented semantic search technology on their own talent databases. Further, the Monster Career Ad Network®, continues to be the largest recruitment-focused advertising network on the Internet, reaching an average of more than 100 million users globally across thousands of websites.

As an additional part of its strategy, Monster deployed a commercial talent platform that can provide end-to-end sourcing or be integrated as components into existing recruiting workflows called Monster Talent CRM in the U.S. on July 1, 2014 and will launch in our Tier 1 countries in Europe in October 2014. Monster Talent CRM is a self-service campaign and messaging platform that utilizes the same capabilities as Monster Power Resume Search® technology to identify, source and create campaigns for recruiters and uses integrated CRM toolsets to create one-to-one or one-to-many recruiting campaigns against them. In the initial weeks after the launch of this product the Company has seen a significant ramp of engagement with substantial growth in user messaging each week.

Monster also operates a government solutions business, Monster Government Solutions (“MGS”), which sells software solutions to federal, state and local governments and educational institutions within the United States and the United Kingdom. MGS provides recruitment solutions that engage seekers and employers online, enable MGS customers to attract qualified candidates, expedite time to hire and create online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model. Additionally, Monster offers customers applicant tracking services, diversity offerings and other ancillary services either directly or through alliances to meet the changing needs of customers. On June 30, 2014, the State of Florida Department of Economic Opportunity (“DEO”) awarded Monster a five-year contract with five option years, with a total value of approximately $32 million. Monster will implement a state-wide online workforce solution that provides DEO with the most cutting-edge labor exchange and case management technology available in the United States.

Monster operates in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. The Company believes its new strategy, as discussed during the Company’s Strategy Briefing event in May 2014, addresses this market evolution.

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

Constant Currency Presentation

Revenue from our international operations has historically represented, and we expect will continue to represent, a significant portion of our business. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how our consolidated and Careers-International operating results performed excluding the impact of foreign currency fluctuations, we additionally present the quarter-over-quarter and year-over-year percentage changes on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This constant currency is provided in addition to, and not as a substitute for, the quarter-over-quarter and year-over-year percentage changes on an as-reported basis.

RESULTS OF OPERATIONS

Consolidated operating results as a percentage of revenue are as follows (excluding discontinued operations):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	53.1%	44.7%	52.3%	45.4%
Office and general	25.3%	26.1%	26.6%	25.1%
Marketing and promotion	19.2%	21.7%	20.1%	22.5%
Restructuring and other special charges	0.0%	3.4%	0.0%	4.9%

Total operating expenses	97.6%	95.9%	98.9%	97.8%

Operating income	2.4%	4.1%	1.1%	2.2%
Gain on deconsolidation of subsidiaries, net	0.0%	0.0%	3.0%	0.0%
Interest and other, net	(0.9%)	(0.7%)	(0.8%)	(0.6%)

Income before income taxes and income (loss) in equity interests	1.6%	3.4%	3.3%	1.5%
Provision for (benefit from) income taxes	0.8%	1.2%	2.1%	(2.3%)
Income (loss) in equity interests, net	0.0%	(0.2%)	0.0%	(0.2%)

Income from continuing operations	0.8%	2.1%	1.2%	3.7%

The Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Consolidated Revenue, Operating Expenses, Operating Income and EBITDA

Consolidated revenue, operating expenses, operating income and EBITDA are as follows (dollars in thousands):

	Three months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$194,441	100.0%	$200,058	100.0%	$(5,617)	(2.8%)

Salaries and related	103,220	53.1%	89,467	44.7%	13,753	15.4%
Office and general	49,131	25.3%	52,262	26.1%	(3,131)	(6.0%)
Marketing and promotion	37,377	19.2%	43,394	21.7%	(6,017)	(13.9%)
Restructuring and other special charges	—	0.0%	6,828	3.4%	(6,828)	(100.0%)

Total operating expenses	189,728	97.6%	191,951	95.9%	(2,223)	(1.2%)

Operating income	$4,713	2.4%	$8,107	4.1%	$(3,394)	(41.9%)

EBITDA	$25,611	13.2%	$33,842	16.9%	$(8,231)	(24.3%)
Adjusted EBITDA	$25,611	13.2%	$37,675	18.8%	$(12,064)	(32.0%)

Our consolidated revenue decreased by $5.6 million (2.8%, 4.2% on a constant currency basis) in the second quarter of 2014 compared to the same period of 2013. Our Careers-International segment decreased $3.8 million (5.3%, 9.5% on a constant currency basis) as the economic environment in Europe and Asia continues to be challenging. Our Careers-North America segment experienced an increase of $0.6 million (0.5%). Our Internet Advertising & Fees segment experienced a decrease of $2.4 million (13.0%) due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Salaries and related expenses increased $13.8 million (15.4%, 13.9% on a constant currency basis) in the second quarter of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from increased regular salary and other headcount related costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy and the full quarter impact of salaries associated with our recent acquisitions, as well as increased stock based compensation expense.

Office and general expenses decreased $3.1 million (6.0%, 7.2% on a constant currency basis) in the second quarter of 2014 compared to the same period of 2013. This decrease in office and general expenses resulted primarily from decreased amortization expense resulting from the amortization period of certain intangible assets associated with a previous acquisition ending in the third quarter of 2013.

Marketing and promotion expenses decreased $6.0 million (13.9%, 15.4% on a constant currency basis) in the second quarter of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic.

In the second quarter of 2013, we incurred $6.8 million of restructuring and other special charges, comprised mainly of severance costs, facility charges and the impairment of certain assets as a result of our restructuring program which was announced in November 2012. No charges were incurred in the second quarter of 2014 relating to this program.

Our consolidated operating income was $4.7 million in the second quarter of 2014, compared to operating income of $8.1 million in the second quarter of 2013, as a result of the factors discussed above.

Our consolidated EBITDA and Adjusted EBITDA were $25.6 million in the second quarter of 2014, compared to consolidated EBITDA and Adjusted EBITDA of $33.8 million and $37.7 million, respectively, in the same period of 2013, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating income to EBITDA and Adjusted EBITDA.

Careers-North America

The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$110,301	100.0%	$109,717	100.0%	$584	0.5%

Salaries and related	50,259	45.6%	41,994	38.3%	8,265	19.7%
Office and general	23,810	21.6%	24,149	22.0%	(339)	(1.4%)
Marketing and promotion	18,330	16.6%	22,756	20.7%	(4,426)	(19.4%)
Restructuring and other special charges	—	0.0%	1,546	1.4%	(1,546)	(100.0%)

Total operating expenses	92,399	83.8%	90,445	82.4%	1,954	2.2%

Operating income	$17,902	16.2%	$19,272	17.6%	$(1,370)	(7.1%)

Our Careers—North America segment revenue experienced a $0.6 million (0.5%) increase in the second quarter of 2014 compared to the same period of 2013. The increase is primarily due to heightened business activity from our ecommerce, government, newspaper and staffing sectors partially offset by declines in the mid-market and large enterprise verticals. In anticipation of the new strategy, the Company realigned the mid-market and field sales organizations in the second quarter which resulted in a slight negative impact to bookings in the second quarter. This realignment of the Company’s sales force is expected to bring greater focus around accelerating market expansion. This includes a significant change to our account coverage model.

Salaries and related expenses increased $8.3 million (19.7%) in the second quarter of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $4.4 million of increased regular salary and other headcount related costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy as well as $1.7 million of increased stock based compensation expense.

Office and general expenses were relatively flat in the second quarter of 2014 when compared to the same period of 2013.

Marketing and promotion expenses decreased $4.4 million (19.4%) in the second quarter of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

In the second quarter of 2013, our Careers—North America segment incurred $1.5 million of restructuring and other special charges, comprised mainly of costs associated with exiting office facilities as a result of our restructuring program which was announced in November 2012. No charges were incurred in the second quarter of 2014 relating to this program.

Our Careers—North America operating income was $17.9 million in the second quarter of 2014, compared to operating income of $19.3 million in the second quarter of 2013, as a result of the factors described above.

Careers—International

The operating results of our Careers—International segment are as follows (dollars in thousands):

	Three months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$68,280	100.0%	$72,102	100.0%	$(3,822)	(5.3%)

Salaries and related	40,004	58.6%	36,494	50.6%	3,510	9.6%
Office and general	18,642	27.3%	20,304	28.2%	(1,662)	(8.2%)
Marketing and promotion	16,608	24.3%	18,583	25.8%	(1,975)	(10.6%)
Restructuring and other special charges	—	0.0%	2,775	3.8%	(2,775)	(100.0%)

Total operating expenses	75,254	110.2%	78,156	108.4%	(2,902)	(3.7%)

Operating loss	$(6,974)	(10.2%)	$(6,054)	(8.4%)	$(920)	(15.2%)

Our Careers-International segment revenue decreased $3.8 million (5.3%, 9.5% on a constant currency basis) in the second quarter of 2014 compared to the same period of 2013 with Europe and Asia decreasing 5% and 6% respectively (10% and 9% on a constant currency basis, respectively). The reductions within Europe related primarily to Germany, the Netherlands and the Eastern European countries no longer being included in our consolidated results due to the new joint venture with Alma Media, partially offset by revenue growth in the United Kingdom. However, we are encouraged to see Germany, the United Kingdom, and Italy experience double digit bookings growth in the second quarter of 2014. The Netherlands continues to be a challenging economic environment. India also continues to be impacted by the global economic uncertainty with a revenue decline in the second quarter of 2014 when compared to the same period of 2013, and we are seeing customer demand stabilizing in Korea.

Salaries and related expenses increased $3.5 million (9.6%, 5.5% on a constant currency basis) in the second quarter of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $2.1 million in increased regular salary and other headcount related costs relating to selective headcount additions as part of the new strategy and $0.9 million of increased stock based compensation expense.

Office and general expenses decreased $1.7 million (8.2%, 11.2% on a constant currency basis) in the second quarter of 2014 compared to the same period of 2013. This decrease in office and general expenses resulted primarily from $1.0 million of decreased depreciation and amortization expense.

Marketing and promotion expenses decreased $2.0 million (10.6%, 14.6% on a constant currency basis) in the second quarter of 2014 compared to the same period of 2013. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In the second quarter of 2013, our Careers-International segment incurred $2.8 million of restructuring and other special charges, comprised mainly of severance costs as a result of our restructuring program which was announced in November 2012. No charges were incurred in the second quarter of 2014 relating to this program.

Our Careers-International operating loss was $7.0 million in the second quarter of 2014, compared to an operating loss of $6.1 million in the second quarter of 2013, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment are as follows (dollars in thousands):

	Three months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$15,860	100.0%	$18,239	100.0%	$(2,379)	(13.0%)

Salaries and related	6,774	42.7%	6,230	34.2%	544	8.7%
Office and general	3,189	20.1%	3,393	18.6%	(204)	(6.0%)
Marketing and promotion	2,433	15.3%	2,048	11.2%	385	18.8%
Restructuring and other special charges	—	0.0%	256	1.4%	(256)	(100.0%)

Total operating expenses	12,396	78.2%	11,927	65.4%	469	3.9%

Operating income	$3,464	21.8%	$6,312	34.6%	$(2,848)	(45.1%)

Revenue in our Internet Advertising & Fees segment decreased $2.4 million (13.0%) in the second quarter of 2014 compared to the same period of 2013 due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Operating expenses remained relatively flat when comparing the second quarter of 2014 to the same period of 2013.

Our Internet Advertising & Fees segment’s operating income was $3.5 million in the second quarter of 2014, compared to operating income of $6.3 million in the second quarter of 2013, as a result of the factors discussed above.

Interest and other, net

Interest and other, net, for the three months ended June 30, 2014 and 2013 resulted in an expense of $1.7 million and $1.4 million, respectively. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Income taxes

Income taxes are as follows (dollars in thousands):

	Three months ended June 30,
	2014	2013	Change in Dollars	Percentage Change
Income before income taxes and income (loss) in equity interests	$3,053	$6,750	$(3,697)	(54.8%)

Provision for income taxes	$1,615	$2,366	$(751)	(31.7%)

Effective tax rate	52.9%	35.1%

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The tax effect of discrete items is recorded in the quarter in which they occur. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, increases in recorded valuation allowances on our deferred tax assets, or changes in tax laws or interpretations thereof. Our effective tax rate in the quarter ended June 30, 2014 increased as compared to the effective tax rate for the quarter ended June 30, 2013 primarily due to increases in non-deductible stock based compensation and shifts in the mix of income and losses among tax jurisdictions resulting in income taxed at higher rates or losses benefitted at lower rates. The shift is driven primarily by continued weakness in European International markets (which generally have lower statutory tax rates) relative to the U.S.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible stock based compensation and other non-deductible expenses, foreign subsidiaries taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of tax valuation allowances.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material income tax adjustments have been proposed, although we can provide no assurances that such adjustments will not be proposed in the future. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2014 and December 31, 2013 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $55.4 million and $53.1 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive loss. The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

Income (loss) in equity interests, net

Income (loss) in equity interests, net, for the three months ended June 30, 2014 was income of $0.1 million compared to a loss of $0.2 million for the same period of 2013. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. The Company also has a 50% equity interest in a company located in Australia. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Net income attributable to noncontrolling interest

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company will maintain a controlling interest in the subsidiary, the Company will continue to consolidate the results of JobKorea Ltd. in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net income was $1.5 million for the three months ended June 30, 2014.

Loss from discontinued operations, net of tax

For the three months ended June 30, 2014 and 2013, the Company reported a loss from discontinued operations, net of tax, of $0 and $0.8 million, respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Net income attributable to Monster Worldwide, Inc.

As a result of the factors discussed above, our consolidated net income was $1.5 million for the three months ended June 30, 2014, compared to net income of $3.4 million for the same period of 2013. Net income attributable to Monster Worldwide, Inc. was break-even and $3.4 million for the three months ended June 30, 2014 and 2013, respectively.

Diluted earnings per share attributable to Monster Worldwide, Inc.

Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.00 and $0.03 for the three months ended June 30, 2014 and 2013, respectively. Diluted weighted average shares outstanding for the three months ended June 30, 2014 and 2013 was 90.0 million shares and 111.9 million shares, respectively. During the three months ended June 30, 2014, the Company repurchased 2.0 million shares as part of its previously announced share repurchase program.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense and non-cash restructuring costs. Adjusted EBITDA is defined as EBITDA plus costs incurred related to the Company’s review of strategic alternatives, and costs incurred relating to the November 2012 restructuring.

The Company considers EBITDA and Adjusted EBITDA to be an important indicator of its operational strength which the Company believes is useful to management and investors in evaluating its operating performance. EBITDA and Adjusted EBITDA are Non-GAAP measures and may not be comparable to similarly titled measures reported by other companies.

We do not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents EBITDA and Adjusted EBITDA in connection with GAAP results.

A reconciliation of operating income to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Three months ended June 30,
	2014	2013
Operating Income	$4,713	$8,107
Depreciation expense	11,217	12,644
Stock based compensation expense	9,063	5,470
Amortization of intangibles	618	3,081
Restructuring non-cash expenses	—	4,540

EBITDA	25,611	33,842

Fees associated with strategic alternatives(1)	—	1,545
Restructuring and other special charges, less non-cash items(2)	—	2,288

Adjusted EBITDA	$25,611	$37,675

(1)	On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. During the second quarter of 2013, the Company incurred $1.5 million of costs related to the review of strategic alternatives.
(2)	On November 8, 2012, the Company announced actions to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The restructuring actions included reducing the Company’s workforce, consolidating certain office facilities and impairing certain fixed assets. The Company incurred $6.8 million of restructuring costs in the second quarter of 2013 relating to this program.

The Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Consolidated Revenue, Operating Expenses, Operating Income and EBITDA

Consolidated revenue, operating expenses and operating income and EBITDA are as follows (dollars in thousands):

	Six months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$392,590	100.0%	$412,044	100.0%	$(19,454)	(4.7%)

Salaries and related	205,219	52.3%	187,042	45.4%	18,177	9.7%
Office and general	104,338	26.6%	103,394	25.1%	944	0.9%
Marketing and promotion	78,790	20.1%	92,661	22.5%	(13,871)	(15.0%)
Restructuring and other special charges	—	0.0%	19,995	4.9%	(19,995)	(100.0%)

Total operating expenses	388,347	98.9%	403,092	97.8%	(14,745)	(3.7%)

Operating income	$4,243	1.1%	$8,952	2.2%	$(4,709)	(52.6%)

EBITDA	$45,833	11.7%	$58,360	14.2%	$(12,527)	(21.5%)
Adjusted EBITDA	$52,182	13.3%	$75,960	18.4%	$(23,778)	(31.3%)

Our consolidated revenue decreased by $19.5 million (4.7%, 5.6% on a constant currency basis) in the first six months of 2014 compared to the same period of 2013. Our Careers-International segment decreased $10.9 million (7.3%, 10.1% on a constant currency basis) due to the continued challenging economic environment in certain countries in Europe and Asia. Our Careers-North America segment experienced a $3.7 million (1.6%) decrease primarily due to decreased revenue from our telesales customers, however we did see year over year revenue growth on a quarter to date basis. Our Internet Advertising & Fees segment experienced a decrease of $4.8 million (13.2%) due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Salaries and related expenses increased $18.2 million (9.7%, 8.8% on a constant currency basis), in the first six months of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from increased regular salary and other headcount related costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy, as well as increased stock based compensation expense.

Office and general expenses remained relatively flat when comparing the first six months of 2014 to the same period of 2013.

Marketing and promotion expenses decreased $13.9 million (15.0%, 16.0% on a constant currency basis) in the first six months of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

For the six months ended June 30, 2013, we incurred $20.0 million of restructuring and other special charges, comprised mainly of severance costs, facility charges, and impairment of certain assets as a result of our restructuring program which was announced in November 2012. No charges were incurred in the six months ended June 30, 2014 relating to this program.

Our consolidated operating income was $4.2 million in the first six months of 2014, compared to operating income of $9.0 million in the first six months of 2013, as a result of the factors discussed above.

Our consolidated EBITDA and Adjusted EBITDA were $45.8 million and $52.2 million, respectively, in the first six months of 2014, compared to consolidated EBITDA and Adjusted EBITDA of $58.4 million and $76.0 million, respectively, in the same period in 2013, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating income to EBITDA and Adjusted EBITDA.

Careers—North America

The operating results of our Careers—North America segment are as follows (dollars in thousands):

	Six months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$221,948	100.0%	$225,652	100.0%	$(3,704)	(1.6%)

Salaries and related	99,746	44.9%	86,571	38.4%	13,175	15.2%
Office and general	51,651	23.3%	48,747	21.6%	2,904	6.0%
Marketing and promotion	40,529	18.3%	49,102	21.8%	(8,573)	(17.5%)
Restructuring and other special charges	—	0.0%	9,537	4.2%	(9,537)	(100.0%)

Total operating expenses	191,926	86.5%	193,957	86.0%	(2,031)	(1.0%)

Operating income	$30,022	13.5%	$31,695	14.0%	$(1,673)	(5.3%)

Our Careers—North America segment revenue experienced a decrease of $3.7 million (1.6%) in the first six months of 2014 compared to the same period of 2013. The decrease in the Careers-North America segment is primarily due to a reduction of revenue from our mid-market telesales customers, however we did see year over year revenue growth on a quarter to date basis. In anticipation of the new strategy, the Company realigned the mid-market and field sales organizations in the second quarter. This realignment of the Company’s sales force is expected to bring greater focus around accelerating market expansion.

Salaries and related expenses increased $13.2 million (15.2%) in the first six months of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $8.8 million of increased regular salary costs and other headcount related costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy as well as $1.9 million of increased stock based compensation expense.

Office and general expenses increased $2.9 million (6.0%) in the first six months of 2014 compared to the same period of 2013. This increase in office and general expenses resulted primarily from $5.7 million in charges related to exited facilities and $0.7 million of consulting costs, partially offset by $4.3 million of decreased amortization expense resulting from the amortization period of certain intangible assets associated with a previous acquisition ending in the third quarter of 2013.

Marketing and promotion expenses decreased $8.6 million (17.5%) in the first six months of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

Our Careers-North America segment incurred $9.5 million of restructuring and other special charges in the first six months of 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs. No charges were incurred in the first six months of 2014 relating to this program.

Our Careers—North America operating income was $30.0 million in the first six months of 2014, compared to operating income of $31.7 million in the first six months of 2013, as a result of the factors described above.

Careers—International

The operating results of our Careers—International segment for the six months ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	Six months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$138,884	100.0%	$149,821	100.0%	$(10,937)	(7.3%)

Salaries and related	79,140	57.0%	76,234	50.9%	2,906	3.8%
Office and general	37,910	27.3%	40,780	27.2%	(2,870)	(7.0%)
Marketing and promotion	34,097	24.6%	39,986	26.7%	(5,889)	(14.7%)
Restructuring and other special charges	—	0.0%	7,866	5.3%	(7,866)	(100.0%)

Total operating expenses	151,147	108.8%	164,866	110.0%	(13,719)	(8.3%)

Operating loss	$(12,263)	(8.8%)	$(15,045)	(10.0%)	$2,782	(18.5%)

Our Careers-International segment revenue decreased $10.9 million (7.3%, 10.1% on a constant currency basis) in the first six months of 2014 compared to the same period of 2013 with Europe and Asia decreasing 7% and 9%, respectively (11% and 8% on a constant currency basis, respectively). The reductions within Europe related primarily to Germany, the Netherlands and the Eastern European countries no longer being included in our consolidated results due to the new joint venture with Alma Media, partially offset by revenue growth in the United Kingdom. However, we are encouraged to see Germany, the United Kingdom, and Italy experience double digit bookings growth in the second quarter of 2014. The Netherlands continues to be a challenging economic environment. India also continues to be impacted by the global economic uncertainty with a revenue decline in the first six months of 2014 when compared to the same period of 2013, and we are seeing customer demand stabilizing in Korea.

Salaries and related expenses increased $2.9 million (3.8%, 1.1% on a constant currency basis) in the first six months of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $2.5 million in increased regular salary and other headcount related costs relating to selective headcount additions as part of the new strategy and increased stock based compensation expense.

Office and general expenses decreased $2.9 million (7.0%, 9.1% on a constant currency basis) in the first six months of 2014 compared to the same period of 2013. This decrease in office and general expenses resulted primarily from $2.1 million of decreased depreciation and amortization expense.

Marketing and promotion expenses decreased $5.9 million (14.7%, 17.5% on a constant currency basis) in the first six months of 2014 compared to the same period of 2013. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In the first six months of 2013, our Careers-International segment incurred $7.9 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in November 2012. No charges were incurred in the first six months of 2014 relating to this program.

Our Careers-International operating loss was $12.3 million in the first six months of 2014, compared to an operating loss of $15.0 million in the same period of 2013, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the six months ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	Six months ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$31,758	100.0%	$36,571	100.0%	$(4,813)	(13.2%)

Salaries and related	13,696	43.1%	13,294	36.4%	402	3.0%
Office and general	6,755	21.3%	6,804	18.6%	(49)	(0.7%)
Marketing and promotion	4,152	13.1%	3,558	9.7%	594	16.7%
Restructuring and other special charges	—	0.0%	341	0.9%	(341)	(100.0%)

Total operating expenses	24,603	77.5%	23,997	65.6%	606	2.5%

Operating income	$7,155	22.5%	$12,574	34.4%	$(5,419)	(43.1%)

Revenue in our Internet Advertising & Fees segment decreased $4.8 million (13.2%) in the first six months of 2014 compared to the same period of 2013 due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Operating expenses remained relatively flat when comparing the first six months of 2014 to the same period of 2013.

Our Internet Advertising & Fees segment’s operating income was $7.2 million in the first six months of 2014, compared to operating income of $12.6 million in the same period of 2013, as a result of the factors discussed above.

Interest and other, net

Interest and other, net, for the six months ended June 30, 2014 and 2013 resulted in an expense of $3.0 million and $2.6 million, respectively. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Gain on deconsolidation of subsidiaries, net

During the first quarter of 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Income Taxes

Income taxes are as follows (dollars in thousands):

	Six months ended June 30,
	2014	2013	Change in Dollars	Percentage Change
Income before income taxes and income (loss) in equity interests	$13,088	$6,327	$6,761	106.9%

Provision for (benefit from) income taxes	$8,278	$(9,633)	$17,911	(185.9%)

Effective tax rate	63.2%	na

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible stock based compensation and other non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested and the effect of tax valuation allowances. The tax provision during the six months ended June 30, 2014 was increased by approximately $5.9 million of discrete items, consisting primarily of a tax provision of $5.5 million due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic and increases to tax valuation allowances of approximately $1.2 million (see Note 9-Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for discussion on the investment in Eastern Europe). In addition as a result of changes to certain estimates relating to determination of unrecognized tax positions during the three months ended March 31, 2014, the Company recognized previously unrecognized tax positions of $0.4 million which on a net of tax basis impacted the effective rate by $0.2 million. The Company also reversed accrued interest on unrecognized tax positions of $0.4 million, which impacted the effective tax rate by $0.3 million. The total benefit reflected in the tax provision in the six months ended June 30, 2014 for these items was $0.5 million. The tax matters relate primarily to allocation of income among tax jurisdictions.

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

Included in the loss from discontinued operations in the six months ended June 30, 2013 is an income tax benefit of $4.6 million.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material income tax adjustments have been proposed, although we can provide no assurances that such adjustments will not be proposed in the future. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2014 and December 31, 2013 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $55.4 million and $53.1 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $0 to $14.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

Loss in equity interests, net

Loss in equity interests, net, for the six months ended June 30, 2014 was $0.1 million compared to a loss of $0.7 million for the same period of 2013. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in a joint venture Alma Career Oy, a joint venture with Alma Media Corporation. The Company also has a 50% equity interest in a company located in Australia. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Loss from discontinued operations, net of tax

For the six months ended June 30, 2014 and 2013, the Company reported a loss from discontinued operations, net of tax, of $0 and $6.9 million, respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Net income attributable to Monster Worldwide, Inc.

As a result of the factors discussed above, our consolidated net income was $4.7 million for the six months ended June 30, 2014, compared to net income of $8.4 million for the same period of 2013. Net income attributable to Monster Worldwide, Inc. was $2.1 million and $8.4 million for the six months ended June 30, 2014 and 2013, respectively.

Diluted earnings per share attributable to Monster Worldwide, Inc.

Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.02 and $0.07 for the six months ended June 30, 2014 and 2013, respectively. Diluted weighted average shares outstanding for the six months ended June 30, 2014 and 2013 was 92.2 million shares and 112.4 million shares, respectively. During the six months ended June 30, 2014, the Company repurchased 7.0 million shares as part of its previously announced share repurchase program.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense and non-cash restructuring costs. Adjusted EBITDA is defined as EBITDA plus charges related to exited facilities, acquisition related costs, costs incurred related to the Company’s review of strategic alternatives, and costs incurred relating to the November 2012 restructuring.

The Company considers EBITDA and Adjusted EBITDA to be an important indicator of its operational strength which the Company believes is useful to management and investors in evaluating its operating performance. EBITDA and Adjusted EBITDA are Non-GAAP measures and may not be comparable to similarly titled measures reported by other companies.

We do not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents EBITDA and Adjusted EBITDA in connection with GAAP results.

A reconciliation of operating income to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Six months ended June 30,
	2014	2013
Operating Income	$4,243	$8,952
Depreciation expense	23,102	25,644
Stock based compensation expense	17,236	12,264
Amortization of intangibles	1,252	6,185
Restructuring non-cash expenses	—	5,315

EBITDA	45,833	58,360

Facilities and acquisition costs(1)	6,349	—
Fees associated with strategic alternatives(2)	—	2,920
Restructuring and other special charges, less non-cash items(3)	—	14,680

Adjusted EBITDA	$52,182	$75,960

(1)	The Company incurred $6.3 million of charges associated with exited facilities and acquisition related costs in the first quarter of 2014 which have been excluded from our non-GAAP financial statements for the six months ended June 30, 2014. The majority of this charge related to facility charges associated with the consolidation of multiple offices into the Company’s new corporate headquarters in Weston, Massachusetts. The Company also incurred $0.3 million of acquisition related charges associated with the purchase of TalentBin Inc., a social profile talent search engine, and Gozaik LLC, a developer of social jobs aggregation and distribution technology in the first quarter of 2014.
(2)	On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. During the first six months of 2013, the Company incurred $2.9 million of costs related to the review of strategic alternatives.
(3)	On November 8, 2012, the Company announced actions to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The restructuring actions included reducing the Company’s workforce, consolidating certain office facilities and impairing certain fixed assets. The Company incurred $20.0 million of restructuring costs in the first six months of 2013 relating to this program.

FINANCIAL CONDITION

The following tables detail our cash and cash equivalents (dollars in thousands):

	June 30, 2014	December 31, 2013	Change in
			Dollars	Percentage
Cash and cash equivalents	$84,395	$88,581	$(4,186)	(4.7%)

Percentage of total assets	5.3%	5.6%

As of June 30, 2014, we had cash and cash equivalents of $84.4 million compared to $88.6 million as of December 31, 2013. Our decrease in cash and cash equivalents of $4.2 million in the first six months of 2014 primarily resulted from $27.0 million of payments for acquisitions, net of cash acquired, $22.5 million of capital expenditures, the repurchase of $51.5 million of the Company’s common stock, $6.5 million of cash contributed in connection with our joint venture with Alma Media, a $3.0 million dividend paid to the minority shareholder in Korea, and $3.7 million of tax withholdings related to vesting of stock awards, partially offset by $43.8 million of cash provided by operating activities and $66.3 million of net new borrowings on our term loan and credit facilities.

Cash Flows

Consolidated cash flows for the six months ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	Six months ended June 30,		Change in
	2014	2013	Dollars	Percentage
Net cash provided by operating activities	$43,807	$6,766	$37,041	547.5%
Net cash used for investing activities	$(57,826)	$(18,249)	$39,577	216.9%
Net cash provided by (used for) financing activities	$8,279	$(51,745)	$60,024	116.0%
Effects of exchange rates on cash	$1,554	$(5,624)	$7,178	127.6%

Cash provided by operating activities was $43.8 million for the six months ended June 30, 2014, an increase of $37.0 million from the $6.8 million of cash provided by operating activities for the six months ended June 30, 2013. This increase resulted primarily from increased cash flows of $17.8 million relating to working capital items, primarily driven by cash outflows in 2013 relating to our 2012 restructuring program and changes in prepaid and other, as well as the impact of the sale of Careers-China in the first six months of 2013. See Note 12 – Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Cash used for investing activities was $57.8 million for the six months ended June 30, 2014, an increase of $39.6 million from cash used for investing activities of $18.2 million for the six months ended June 30, 2013. This increase resulted primarily from $27.0 million of payments for acquisitions, net of cash acquired, $6.5 million of cash contributed in connection with our joint venture with Alma Media, and increased capital expenditures of $4.1 million during the six months ended June 30, 2014 primarily due to our new corporate headquarters in Weston, Massachusetts.

Cash provided by financing activities was $8.3 million for the six months ended June 30, 2014, an increase of $60.0 million from cash used for financing activities of $51.7 million for the six months ended June 30, 2013. This increase resulted primarily from increased borrowings on our term loan and credit facilities of $91.7 million, partially offset by $28.1 million of increased repurchases of the Company’s common stock and a $3.0 million dividend paid to the noncontrolling interest in Korea during the six months ended June 30, 2014.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions, (iv) capital expenditures; and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, short and long-term borrowings and equity offerings to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and top foreign sovereign or provincial debt obligations that mature within three months of the origination date. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

At June 30, 2014, the utilized portion of our credit facility was $116.6 million of borrowings on the revolving credit facility, $85.0 million in borrowings on the term loan facility and $0.3 million in outstanding letters of credit. This credit facility is due to mature on March 22, 2015 and the $201.6 million of borrowings are classified in Current portion of long-term debt and borrowings on revolving credit facilities on our consolidated balance sheet. We currently intend to refinance these borrowings prior to the maturity date and we are reviewing our financing alternatives with various financial institutions, although we cannot assume that we will be able to refinance on terms we find acceptable.

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

The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loan with $2.5 million payable on each of September 30, 2014 and December 31, 2014, and the remaining balance of the term loan due at maturity.

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

The Second Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of June 30, 2014, the Company was in full compliance with its covenants.

At June 30, 2014, the utilized portion of this credit facility was $85.0 million in borrowings on the term loan facility, $116.6 million of borrowings on the revolving credit facility, and $0.3 million in outstanding letters of credit. This credit facility is due to mature on March 22, 2015 and the $201.6 million of borrowings are classified in Current portion of long-term debt and borrowings on revolving credit facilities on our consolidated balance sheet. We currently intend to refinance these borrowings prior to the maturity date and therefore are reviewing our financing alternatives with various financial institutions, although we cannot assume that we will be able to refinance on terms we find acceptable. As of June 30, 2014, based on the calculation of the maximum consolidated leverage ratio, $108.1 million of the Company’s revolving credit facility was available. At June 30, 2014, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.16%, 3.25% and 0.09%, respectively. As of June 30, 2014, the Company predominantly used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.15%.

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

Income Taxes

The Company historically earned a significant portion of its income outside the United States. The total amount of cash offshore is $78.7 million, approximately $62.0 million of which is in subsidiaries for which the Company maintains the indefinite reinvestment assertion and $18.0 million of which is held in South Korea. In December 2013 Monster sold 49.99% of its interest in its Korean subsidiary to H & Q Korea. As a result of the sale, the 50.01% retained interest in Korea is owned through an entity characterized as a partnership for U.S. tax reporting purposes and the Company’s share of income is taxable in the U.S. whether distributed or not. In April 2014 a cash distribution of $3.0 million was paid to the Company with respect to its retained interest.

While we have not determined the total United States and foreign tax liabilities arising from repatriation of earnings from subsidiaries for which the indefinite reinvestment assertion is made, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds where indefinite reinvestment assertion has been made. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

Thus far in 2014, the Company has paid $4.2 million of taxes on domestic and international income. We expect to utilize our tax loss and tax credit carryovers to offset most domestic cash tax liability in 2014, and we expect to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

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

Share Repurchase Plan

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the six months ended June 30, 2014, the Company repurchased 7.0 million shares for a total of $51.4 million, excluding commissions, at an average price of $7.31 per share. From the date of the inception of this repurchase program through June 30, 2014, the Company repurchased 27.6 million shares for a total of $158.1 million, excluding commissions, at an average price of $5.73 per share.

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

Where appropriate, we recognize revenue in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which was effective January 1, 2011. The Company’s revenue associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of selling price is used. The Company utilizes VSOE in the majority of its multiple deliverable transactions. Under this accounting guidance, to treat elements in a multi-element arrangement as separate units of accounting, each element must have standalone value upon delivery. If the element has standalone value, the Company accounts for each element separately. In determining whether elements have standalone value, the Company considers the availability of the elements from other vendors, the nature of the elements, the timing of execution of contracts for customers and the contractual dependence of the element related to a customer’s acceptance.

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

For the annual goodwill impairment test performed in the fourth quarter of 2013, each of the Careers-International and the Internet Advertising & Fees reporting units had fair value that substantially exceeded its carrying value. For the Careers-North America reporting unit, using a discount rate of 14% and a terminal growth rate of 2.8%, the Company calculated that the fair value would have to be approximately 20% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $623.2 million and $598.1 million as of June 30, 2014 and December 31, 2013, respectively. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable. The Company updated the fair value analysis for the Careers-North America reporting unit as of June 30, 2014 and the estimated fair value would have to be approximately 20% less than the computed amount to result in any goodwill impairment charge.

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

Stock-Based Compensation

We award stock options, non-vested stock, market-based non-vested stock and performance-based non-vested stock to employees, directors and executive officers. We account for stock-based compensation in accordance with ASC 718, Stock Compensation . In accordance with ASC 718, we use the fair-market value of the Company’s Common Stock on the date the award is approved to measure fair value for service-based and performance-based awards, a Monte Carlo simulation model to determine both the fair value and requisite service period of market-based awards and the Black-Scholes option-pricing model to determine the fair value of stock option awards. Compensation expense for stock option awards and service-based awards is recognized ratably over the requisite service period. For market-based awards, compensation expense is recognized over the requisite service period as derived using a Monte Carlo simulation model. If an award includes both a market and performance or service condition, the requisite service period is adjusted in the event the market condition is satisfied prior to the end of the derived service period. For performance-based awards, compensation expense is recognized based on the probability of achieving the performance conditions associated with the respective shares, as determined by management.

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

Equity Investments

Gains and losses in equity interest for the six months ended June 30, 2014, resulting from our equity method investments in Alma Career Oy and a business in Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows. As noted in Note 2 – Recently Issued Accounting Pronouncements in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q, the Company is currently assessing the potential impact of ASU No. 2014-09 which supersedes the revenue recognition guidance in ASC 605, Revenue Recognition, on the Company’s results of operations, financial position and cash flows.

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

Foreign Exchange Risk

During the three months ended June 30, 2014, revenue from our international operations accounted for 37% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, Swedish Krona, and Indian Rupees. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of changes in foreign exchange rates in the three months ended June 30, 2014 positively impacted our revenue by approximately $2.7 million and positively impacted reported operating income by approximately $0.1 million, compared to the three months ended June 30, 2013.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at June 30, 2014 of $78.7 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $3.9 million, $7.9 million and $15.7 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended June 30, 2014, our cumulative translation adjustment account decreased by $5.8 million, attributable to favorable net foreign currency movements, primarily of changes in the U.S. dollar against the Euro, Swedish Krona and Korean Won.

Interest Rate Risk

Credit Facilities

As of June 30, 2014, our debt was comprised primarily of borrowings under our senior secured revolving credit facility and our term loan facility. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate or the British Bankers Association LIBOR (“BBA LIBOR”). Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the second quarter of 2014, we would have had $310.0 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended June 30, 2014. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on June 30, 2014, we would have had $201.6 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.5 million for the three months ended June 30, 2014. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers, bank time deposits, bankers’ acceptances and government bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.2 million for the three months ended June 30, 2014.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In September 2013, Career Destination Development, LLC filed suit against the Company for allegedly infringing certain patents, U.S. Patent No. 7,424,438 (the “438 Patent”) and U.S. Patent No. 8,374,901 (the “901 Patent”), relating to methods for the online searching of jobs. The lawsuit, entitled Career Destination Development, LLC vs. Monster Worldwide, Inc. (Civil Action No. 13-cv-2423), was brought in the United States District Court for the District of Kansas. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest, and other costs. On October 10, 2013, the Company filed an answer denying the allegations set forth in the complaint. On February 12, 2014, Monster filed two separate petitions in the United States Patent and Trademark Office (“USPTO”) for covered business method (“CBM”) review of the ‘901 Patent, and the USPTO subsequently assigned case numbers CBM2014-00069 and CBM2014-00070 to these petitions for CBM review of the ‘901 Patent. On February 12, 2014 and February 21, 2014, Monster also filed petitions in the USPTO for CBM review of the ‘438 Patent, and the USPTO subsequently assigned case numbers CBM2014-00068 and CBM2014-00077 to the petitions for review of the ‘438 Patent. On March 14, 2014, the District Court for the District of Kansas granted Monster’s motion to stay Civil Action No. 13-cv-2423 pending the aforementioned CBM reviews of the ‘438 and ‘901 Patents. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

In November 2013, JobDiva, Inc. filed suit against the Company for allegedly infringing certain patents relating to methods for the parsing of resumes. The lawsuit, entitled JobDiva, Inc. vs. Monster Worldwide, Inc. (Civil Action No. 1:13-cv-08229-KBF) was brought in the United States District Court for the Southern District of New York. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On January 9, 2014, the Company filed an answer denying the allegations set forth in the complaint and asserting counterclaims against JobDiva, Inc. for infringing a patent owned by the Company. The District Court has re-scheduled the trial date in this matter to February 2, 2015. The Company intends to vigorously defend this matter and is aggressively pursuing counterclaims against JobDiva, Inc. The Company is currently unable to estimate any potential losses.

In April 2014, Selene Communication Technologies LLC filed suit against the Company for allegedly infringing a certain patent relating to methods for generating search queries. The lawsuit, entitled Selene Communication Technologies LLC vs. Monster Worldwide, Inc. (Civil Action No.14-cv-434) was brought in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On June 13, 2014, the Company filed an answer denying the allegations set forth in the complaint. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the Company’s repurchase activity for the three months ended June 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1 - April 30	—	—	—	$53,692,425
May 1 - May 31	1,709,279	$5.77	1,709,279	$43,833,006
June 1 - June 30	300,000	$6.55	300,000	$41,868,726

Total	2,009,279	$5.88	2,009,279

*	On May 2, 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million worth of shares of its common stock. The share repurchase program expires in April 2015. Through June 30, 2014, the Company repurchased 27,617,428 shares of common stock at an average price of $5.73 per share under this program.

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

MONSTER WORLDWIDE, INC. (Registrant)

Dated: August 5, 2014	By:	/s/ SALVATORE IANNUZZI
Salvatore Iannuzzi
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: August 5, 2014	By:	/s/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: August 5, 2014	By:	/s/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Salvatore Iannuzzi pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as pursuant to Section 302 of the Sarbanes -Oxley Act of 2002. adopted

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as pursuant to Section 302 of the Sarbanes -Oxley Act of 2002. adopted

32.1	Certification by Salvatore Iannuzzi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.