Form 10-Q
period 2014-09-30
MONSTER WORLDWIDE, INC.
filed 2014-11-07
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2014
Common Stock	88,710,296

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$191,220	$196,817	$583,810	$608,861

Salaries and related	100,587	92,931	305,806	279,973
Office and general	52,186	51,542	156,524	154,936
Marketing and promotion	35,109	38,089	113,899	130,750
Restructuring and other special charges	—	—	—	19,995

Total operating expenses	187,882	182,562	576,229	585,654

Operating income	3,338	14,255	7,581	23,207
Gain on deconsolidation of subsidiaries, net	—	—	11,828	—
Interest and other, net	(1,830)	(1,482)	(4,813)	(4,107)

Income before income taxes and income (loss) in equity interests	1,508	12,773	14,596	19,100
Provision for (benefit from) income taxes	1,934	4,480	10,212	(5,153)
Income (loss) in equity interests, net	75	(119)	—	(822)

(Loss) Income from continuing operations	(351)	8,174	4,384	23,431
Income (loss) from discontinued operations, net of tax	—	3,095	—	(3,798)

Net (loss) income	(351)	11,269	4,384	19,633
Net income attributable to noncontrolling interest	1,318	—	3,954	—

Net (loss) income attributable to Monster Worldwide, Inc.	$(1,669)	$11,269	$430	$19,633

*Basic (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) Income from continuing operations	$(0.02)	$0.08	$—	$0.21
Income (loss) from discontinued operations, net of tax	—	0.03	—	(0.03)

Basic (loss) earnings per share	$(0.02)	$0.11	$—	$0.18

*Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) Income from continuing operations	$(0.02)	$0.08	$—	$0.21
Income (loss) from discontinued operations, net of tax	—	0.03	—	(0.03)

Diluted (loss) earnings per share	$(0.02)	$0.11	$—	$0.18

Weighted average shares outstanding:
Basic	86,576	105,394	88,236	109,221
Diluted	86,576	105,967	91,235	110,247

Net (loss) income	$(351)	$11,269	$4,384	$19,633
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(27,563)	21,022	(26,925)	(25,116)

Comprehensive (loss) income	(27,914)	32,291	(22,541)	(5,483)
Comprehensive (loss) income attributable to noncontrolling interest	(14)	—	4,712	—

Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(27,900)	$32,291	$(27,253)	$(5,483)

*	Earnings per share may not add in certain periods due to rounding

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$80,376	$88,581
Accounts receivable, net of allowance for doubtful accounts of $3,169 and $3,995, respectively	262,434	332,675
Prepaid and other	87,353	82,809

Total current assets	430,163	504,065

Goodwill	891,870	895,518
Property and equipment, net	121,461	124,169
Intangibles, net	31,327	24,058
Investment in unconsolidated affiliates	22,690	220
Other assets	37,355	38,227

Total assets	$1,534,866	$1,586,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$153,343	$167,306
Deferred revenue	281,039	342,156
Current portion of long-term debt	10,000	9,375

Total current liabilities	444,382	518,837

Long-term income taxes payable	56,465	53,078
Long-term debt, less current portion	190,600	125,900
Other long-term liabilities	59,219	44,297

Total liabilities	750,666	742,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—

Common stock, $.001 par value, authorized 1,500,000 shares; issued: 143,169 and 141,671 shares, respectively; outstanding: 86,744 and 92,372 shares, respectively	143	142
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,026,324	2,003,394
Accumulated deficit	(564,441)	(564,871)
Accumulated other comprehensive income	35,685	63,368
Less: Treasury stock, at cost, 56,425 and 49,299 shares, respectively	(769,676)	(712,362)

Total Monster Worldwide, Inc. stockholders’ equity	728,035	789,671
Noncontrolling interest in subsidiary	56,165	54,474

Total stockholders’ equity	784,200	844,145

Total liabilities and stockholders’ equity	$1,534,866	$1,586,257

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows provided by operating activities:
Net income	$4,384	$19,633

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,548	46,374
Provision for doubtful accounts	1,290	1,750
Stock-based compensation	23,918	17,165
Loss in equity interests, net	—	822
Non-cash restructuring charges	—	5,315
Deferred income taxes	3,455	2,218
Gain on deconsolidation of subsidiaries	(13,647)	—
Tax benefit from change in uncertain tax positions	—	(14,355)
Amount reclassified from accumulated other comprehensive income	1,819	(23,109)
Excess income tax benefit from equity compensation plans	(199)	(4,014)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	65,356	41,461
Prepaid and other	(10,845)	12,184
Deferred revenue	(56,972)	(47,824)
Accounts payable, accrued liabilities and other	637	(48,603)

Total adjustments	51,360	(10,616)

Net cash provided by operating activities	55,744	9,017

Cash flows used for investing activities:
Capital expenditures	(30,756)	(24,990)
Payments for acquisitions, net of cash acquired	(27,005)	—
Investment in Alma Career Oy	(6,516)	—
Cash funded to and dividends received from equity investee and other	(1,222)	(2,499)
Capitalized patent defense costs	(2,962)	—

Net cash used for investing activities	(68,461)	(27,489)

Cash flows provided by (used for) financing activities:
Payments on borrowings on credit facilities	(8,100)	(39,799)
Proceeds from borrowings on credit facilities	80,300	69,500
Payments on borrowings on term loan	(6,875)	(5,000)
Repurchase of common stock	(52,070)	(60,782)
Tax withholdings related to net share settlements of restricted stock awards and units	(5,014)	(5,914)
Excess income tax benefit from equity compensation plans	199	4,014
Dividend paid to minority shareholder	(3,021)	—

Net cash provided by (used for) financing activities	5,419	(37,981)

Effects of exchange rates on cash	(907)	(4,787)

Net decrease in cash and cash equivalents	(8,205)	(61,240)
Cash and cash equivalents, beginning of period	88,581	148,185

Cash and cash equivalents, end of period	$80,376	$86,945

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,757	$4,664
Cash paid for interest	$5,785	$5,534
Non-cash activities:
Net assets of entities contributed to Alma Career Oy	$4,200	$—

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

In May 2014, Monster revealed its strategy to drive the business and enhance its competitive position. Monster’s strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.

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

A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic weighted-average shares outstanding	86,576	105,394	88,236	109,221
Effect of common stock equivalents - stock options and non-vested stock under employee compensation plans (1)	—	573	2,999	1,026

Diluted weighted-average shares outstanding (1)	86,576	105,967	91,235	110,247

Weighted-average anti-dilutive common stock equivalents (1)	7,602	4,487	4,461	5,023

(1)	For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three months ended September 30, 2014, those potential shares totaled 2,741 which are included in the weighted average anti-dilutive common stock equivalents above in addition to 4,861 of out of the money anti-dilutive common stock equivalents for the three months ended September 30, 2014.

On October 22, 2014, the Company consummated an offering of its 3.50% convertible senior notes due 2019 (the “Notes”). Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds the conversion price of the Notes. In connection with the pricing of the Notes, Monster entered into a capped call transaction which increases the effective conversion price of the Notes, and is designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it will be excluded from the calculation of earnings per share. See Note 20 – Subsequent Events for additional details and further discussion.

Share Repurchase Plan

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the nine months ended September 30, 2014, the Company repurchased 7,125,988 shares for a total of $51,927, excluding commissions, at an average price of $7.29 per share. From the date of the inception of this repurchase program through September 30, 2014, the Company repurchased 27,717,428 shares for a total of $158,683, excluding commissions, at an average price of $5.73 per share. The Company currently has $41,317 remaining under this repurchase program.

4.	STOCK-BASED COMPENSATION

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the vesting period, net of estimated forfeitures.

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

The Company recognized pre-tax compensation expense recorded in salaries and related in the consolidated statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Non-vested stock, included in salaries and related	$6,682	$4,901	$23,918	$17,165

During the first nine months of 2014, the Company granted an aggregate of 515,415 service-based RSUs. The RSUs vest in various increments on the anniversaries of the individual grant dates, through September 23, 2018, subject to the recipient’s continued employment or service through each applicable vesting date. The Company also granted 35,000 RSUs subject to certain specified performance-based conditions.

The Company’s non-vested stock activity is as follows (shares in thousands):

	Nine months ended September 30,
	2014		2013
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	13,142	$5.58	7,639	$10.01
Granted RSAs	—	$—	1,213	$4.72
Granted RSUs	550	$5.75	8,279	$3.98
Forfeited	(372)	$5.52	(718)	$10.09
Vested	(2,280)	$9.53	(2,963)	$10.15

Non-vested at end of period	11,040	$4.71	13,450	$5.79

As of September 30, 2014, the unrecognized compensation expense related to non-vested stock was $29,981 which is expected to be recognized over a weighted-average period of 1.2 years

The Company’s stock option activity is as follows (shares in thousands):

	Nine months ended September 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	928	$29.68	1,029	$29.04
Exercised	—	$—	—	—
Forfeited/expired/cancelled	(379)	$24.62	(98)	$23.17

Outstanding at end of the period	549	$32.99	931	$29.66

Options exercisable at end of period	549	$32.99	931	$29.66

Aggregate intrinsic value of options exercised during the period	$—		$—

All stock options granted were fully expensed prior to January 1, 2014.

5.	NONCONTROLLING INTEREST

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country. Based on the terms of the agreement, Monster maintains a controlling interest in the subsidiary and, accordingly, will continue to consolidate the results of JobKorea in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net income was $1,318 and $3,954 for the three and nine months ended September 30, 2014, respectively.

The following table reflects the changes in stockholders’ equity attributed to the Company and the noncontrolling interest in the nine months ended September 30, 2014:

	Attributable to Monster Worldwide, Inc.	Attributable to Noncontrolling Interest	Total Stockholders’ Equity

Balance, December 31, 2013	$789,671	$54,474	$844,145
Net income	430	3,954	4,384
Change in cumulative foreign currency translation adjustment	(27,683)	758	(26,925)

Comprehensive (loss) income	(27,253)	4,712	(22,541)
Repurchase of common stock	(52,070)	—	(52,070)
Tax withholdings related to net share settlements of restricted stock awards and units	(5,244)	—	(5,244)
Cash dividend	—	(3,021)	(3,021)
Tax provision for stock-based compensation	(2,062)	—	(2,062)
Stock based compensation - restricted stock	24,993	—	24,993

Balance, September 30, 2014	$728,035	$56,165	$784,200

6.	BUSINESS COMBINATIONS

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the nine months ended September 30, 2014.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$51,345	$—	$51,345
U.S. and foreign government obligations	—	6,296	—	6,296
Foreign exchange contracts	—	30	—	30

Total Assets	$—	$57,671	$—	$57,671

Liabilities:
Foreign exchange contracts	$—	$315	$—	$315
Lease exit liabilities	—	—	11,001	11,001

Total Liabilities	$—	$315	$11,001	$11,316

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$46,881	$—	$46,881
U.S. and foreign government obligations	—	1,595	—	1,595
Bankers’ acceptances	—	8,475	—	8,475
Foreign exchange contracts	—	255	—	255

Total Assets	$—	$57,206	$—	$57,206

Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Lease exit liabilities	—	—	12,550	12,550

Total Liabilities	$—	$9	$12,550	$12,559

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

	Lease Exit Liability
	Nine months ended September 30,
	2014	2013
Balance, Beginning of Period	$12,550	$14,233
Expense	6,608	6,239
Cash Payments and changes in fair value	(8,157)	(6,110)

Balance, End of Period	$11,001	$14,362

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to borrowings under its revolving credit facilities and term loan (Please see Note 16 - Financing Agreements), which approximates fair value due to the debt bearing fluctuating market interest rates.

8.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The amounts recognized in accumulated other comprehensive income for the nine months ended September 30, 2014, were as follows:

	Foreign Currency Translation Adjustments
	Nine months ended September 30,
	2014	2013
Beginning balance	$63,368	$87,162
Other comprehensive loss before reclassifications	(29,502)	(2,007)
Amounts reclassified from accumulated other comprehensive income	1,819	(23,109)

Net current period change in accumulated other comprehensive income	(27,683)	(25,116)

Ending balance	$35,685	$62,046

Amounts reclassified from accumulated other comprehensive income to income were as follows:

		Nine months ended September 30,
Details about AOCI Components	Affected Line Item in the Statement Where Net Income Is Presented	2014	2013
Foreign currency translation adjustments
Deconsolidation of foreign subsidiaries	Gain on deconsolidation of subsidiaries, net	$1,819	$—
Sale of foreign entity	Loss from discontinued operations, net of tax	—	(23,109)

Total reclassifications		$1,819	$(23,109)

There were no amounts reclassified from accumulated other comprehensive income to income during the three months ended September 30, 2014 and 2013.

9.	DECONSOLIDATION OF SUBSIDIARIES

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

As a result of the deconsolidation, the Company recorded a net gain of $11,828 to Gain on deconsolidation of subsidiaries, net in the first quarter of 2014. See Note 17 – Income Taxes for discussion on the tax impact of the deconsolidation.

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

As discussed in Note 9 – Deconsolidation of Subsidiaries, through January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $658 in the first quarter of 2013 for this investment. The carrying value of the investment was $148 as of September 30, 2013. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture in Finland, Eastern Europe and the Baltics with Alma Media. The Company received a dividend of $199 in the second quarter of 2014 for this investment. The carrying value of the investment was $22,154 as of September 30, 2014 and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. For the nine months ended September 30, 2014 and 2013, the Company expended an additional $1,331 and $1,657, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $536 and $0 as of September 30, 2014 and 2013, respectively, and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

Income (loss) in equity interests are as follows by equity investment:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Alma Career Oy	$168	$—	$518	$—
Finland	—	62	—	273
Australia	(93)	(181)	(518)	(1,095)

Income (loss) in equity interests, net	$75	$(119)	$—	$(822)

11.	RESTRUCTURING AND OTHER SPECIAL CHARGES

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. Please see Note 12 - Discontinued Operations, for more information relating to the sale of the Careers-China business and the exiting of our businesses in Latin America and Turkey.

Through December 31, 2013, the Company notified approximately 400 associates in North America and Europe (excluding discontinued operations). The Company will not incur any new charges in future periods relating to this program. The following table displays a roll forward of the November 2012 Restructuring and other special charges and related liability balances, excluding discontinued operations:

	Accrual at December 31, 2013	Cash Payments	Accrual at September 30, 2014
Workforce reduction	$1,057	$(420)	$637
Consolidation of office facilities	4,063	(1,275)	2,788
Other costs and professional fees	128	(122)	6

Total	$5,248	$(1,817)	$3,431

12.	DISCONTINUED OPERATIONS

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

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who will remain with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23,109 of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss on disposition of discontinued operations. On October 25, 2013, the Company received $1,846 of funds previously held in escrow relating to the sale of Careers-China, which was recorded as a gain in the consolidated statements of operations for the quarter ended September 30, 2013. Additionally, the Company recorded a tax benefit of $875 and $4,916 for the three and nine months ended September 30, 2013, respectively. Accordingly, the Company recorded income from discontinued operations related to Careers-China, net of tax, of $2,542 in the three months ended September 30, 2013, and a loss from discontinued operations, net of tax, of $1,724 in the nine months ended September 30, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s Consolidated Statement of Operations, have now been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenue	$—	$—	$—	$2,399

Income (loss) from discontinued operations, net of tax	$—	$3,095	$—	$(3,798)

There were $378 and $1,049 of liabilities associated with our discontinued operations as of September 30, 2014 and December 31, 2013, respectively. The liabilities have been classified as current and are included in Accounts payable, accrued expenses and other in the consolidated balance sheets.

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

For the annual goodwill impairment test performed in the fourth quarter of 2013, each of the Careers-International and the Internet Advertising & Fees reporting units had fair value that substantially exceeded its carrying value. For the Careers-North America reporting unit, using a discount rate of 14% and a terminal growth rate of 2.8%, the Company calculated that the fair value would have to be approximately 20% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $623,175 and $598,114 as of September 30, 2014 and December 31, 2013, respectively. The Company updated the fair value analysis for the Careers-North America reporting unit as of September 30, 2014 and the estimated fair value would have to be approximately 20% less than the computed amount to result in any goodwill impairment charge. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable.

The Company recognizes that during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price between annual impairment tests. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.

A summary of changes in goodwill is as follows:

Total

Balance as of December 31, 2013	$895,518

Acquisitions	25,061

Write-off in connection with deconsolidation of subsidiaries	(4,057)

Foreign currency translation	(24,651)

Balance as of September 30, 2014	$891,870

14.	PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment balances net of accumulated depreciation are as follows:

	September 30, 2014	December 31, 2013
Capitalized software costs	$218,209	$200,567
Furniture and equipment	17,474	22,785
Leasehold improvements	38,529	41,573
Computer and communications equipment	162,198	183,765

	436,410	448,690
Less: accumulated depreciation	314,949	324,521

Property and equipment, net	$121,461	$124,169

Depreciation expense was $11,548 and $34,650 for the three and nine months ended September 30, 2014, respectively, and $12,297 and $37,941 for the three and nine months ended September 30, 2013, respectively. During the first quarter of 2014, the Company vacated, and wrote off assets associated with its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our new corporate headquarters in Weston, Massachusetts.

15.	FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated intercompany funding loans and non-functional currency intercompany accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives at September 30, 2014, and December 31, 2013 are as follows:

	September 30, 2014
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	9,633	Oct/Nov 2014	30
Foreign currency exchange forwards	Accrued expenses and other current liabilities	34,331	Oct 2014	(315)

Total Derivative Instruments		$43,964		$(285)

	December 31, 2013
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	43,265	January 2014	255
Foreign currency exchange forwards	Accrued expenses and other current liabilities	4,757	January 2014	(9)

Total Derivative Instruments		$48,022		$246

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

		Amount of Realized Net Gains and Changes in the Fair Value of Forward Contracts
	Location of Realized Net Gains and Changes in the Fair Value of Forward Contracts	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Foreign currency exchange forwards	Interest and Other, net	$(484)	$400	$47	$276
	Discontinued Operations	—	(2)	—	160

		$(484)	$398	$47	$436

16.	FINANCING AGREEMENTS

On March 22, 2012, the Company amended and restated its then-existing credit agreement in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provided the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, for a total of $325,000 in credit available to the Company. The obligations under the Second Amended Credit Agreement were to mature on March 22, 2015. The Second Amended Credit Agreement did not qualify as a debt extinguishment in accordance with ASC 470 - Debt, and all financing fees incurred were deferred and amortized through March 2015. On October 31, 2014, and October 22, 2014, respectively, the Company amended and restated the Second Amended Credit Agreement and consummated an offering of its 3.50% convertible senior notes. See Note 20 – Subsequent Events for discussion.

The Company was required to make quarterly amortization payments on the outstanding principal amount of the term loan under the Second Amended Credit Agreement with $2,500 payable on December 31, 2014, and the remaining balance of the term loan under the Second Amended Credit Agreement was to be due at maturity.

Borrowings under the Second Amended Credit Agreement bore interest at a rate equal to either (i) the British Bankers Association LIBOR (“BBA LIBOR”) Rate plus a margin ranging from 250 basis points to 325 basis points depending on the Company’s consolidated leverage ratio or (ii) the sum of (A) the highest of (1) the agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) the BBA LIBOR plus 1.0%, and (B) a margin ranging from 150 basis points to 225 basis points depending on the Company’s consolidated leverage ratio. In addition, the Company was required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 250 basis points to 325 basis points (depending on the consolidated leverage ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 35 basis points to 50 basis (depending on the consolidated leverage ratio). The Company was permitted to repay outstanding borrowings at any time during the term of the Second Amended Credit Agreement without any prepayment penalty.

The Second Amended Credit Agreement contained financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 3.00 to 1.00; and (ii) an interest charge coverage ratio of at least 3.00 to 1.00. The Second Amended Credit Agreement also contained various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Second Amended Credit Agreement also contained various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of September 30, 2014, the Company was in full compliance with its covenants.

At September 30, 2014, the utilized portion of this credit facility was $82,500 in borrowings on the term loan facility, $118,100 of borrowings on the revolving credit facility, and $309 in outstanding letters of credit. This credit facility was due to mature on March 22, 2015. As of September 30, 2014, based on the maximum allowed consolidated leverage, $86,775 of the Company’s revolving credit facility was available ($80,451 after consideration of the refinance of the Second Amended Credit Agreement in October 2014. See Note 20 – Subsequent Events for further information). At September 30, 2014, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.15%, 3.25% and 0.07%, respectively. As of September 30, 2014, the Company predominantly used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.16%.

On October 31, 2014, and October 22, 2014, respectively, the Company amended and restated the Second Amended Credit Agreement by entering into the Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”) and consummated an offering of its 3.50% convertible senior notes due 2019. Consistent with the terms of maturity of the new debt, $10,000 of the $200,600 of borrowings are classified as current portion of long-term debt on our consolidated balance sheet. The remaining amount outstanding on the new term loan and the new borrowings on the new amended and restated credit facility are classified as long-term debt on our consolidated balance sheet. See Note 20 – Subsequent Events for discussion of the newly amended and restated credit facility and convertible senior notes.

17.	INCOME TAXES

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible stock based compensation and other non-deductible expense, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested, tax credits and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets. The tax provision during the nine months ended September 30, 2014 was increased by approximately $5,464 of discrete items, consisting primarily of a tax provision of $5,543 due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 9-Deconsolidation of Subsidiaries). In addition, as a result of changes to certain estimates relating to the determination of unrecognized tax positions during the first quarter of 2014, the Company recognized previously unrecognized tax positions of $350 which on a net of tax basis impacted the effective rate by $228. The Company also reversed accrued interest on unrecognized tax positions of $440, which impacted the effective tax rate by $266. The total benefit reflected in the tax provision in the three and nine months ended September 30, 2014 for these items was $0 and $494, respectively. The tax matters relate primarily to allocation of income among tax jurisdictions.

In December 2013, Monster sold 49.99% of its interest in its Korean subsidiary to H & Q Korea. As a result of the sale, the 50.01% retained interest in Korea is owned through an entity characterized as a partnership for U.S. tax reporting purposes and the Company’s share of earnings is taxable in the United States whether or not distributed. Accordingly, the Company has provided U.S. residual tax on its share of earnings with respect to the retained 50.01% interest.

The tax benefit during the nine months ended September 30, 2013 was increased by approximately $14,477 of discrete items, consisting primarily of a tax benefit of $14,355 due to reversals of uncertain tax positions and accrued interest. As a result of settlements of tax examinations and lapses of statutes of limitations during the nine months ended September 30, 2013 the Company recognized previously unrecognized tax positions of $12,979 which on a net of tax basis impacted the effective rate by $12,391. The Company also reversed accrued interest on unrecognized tax positions of $3,245, which impacted the effective tax rate by $1,963. Of these adjustments, $1,486 and $12,869 occurred in the quarter ended September 30, 2013 and March 31, 2013 respectively. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes and allocation of income among tax jurisdictions.

Included in the loss from discontinued operations in the nine months ended September 30, 2013 is an income tax benefit of $6,407.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material income tax adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2014 and December 31, 2013 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $56,465 and $53,078, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

18.	SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers-North America; Careers-International; and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. The operating results for the Careers-China business and the exited business operations which have previously been included in the Careers-International segment in the Company’s consolidated financial statements have now been reclassified as discontinued operations for all periods presented. Please see Note 12 - Discontinued Operations.

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Careers – North America	$108,565	$109,622	$330,513	$335,274
Careers – International	66,463	69,115	205,347	218,936
Internet Advertising & Fees	16,192	18,080	47,950	54,651

Revenue	$191,220	$196,817	$583,810	$608,861

Operating Income (Loss)
Careers – North America	$18,310	$16,346	$48,332	$48,041
Careers – International	(7,551)	(325)	(19,814)	(15,370)
Internet Advertising & Fees	3,442	5,902	10,597	18,476

	14,201	21,923	39,115	51,147
Corporate expenses	(10,863)	(7,668)	(31,534)	(27,940)

Operating Income	$3,338	$14,255	$7,581	$23,207

Depreciation and Amortization
Careers – North America	$6,058	$7,639	$18,371	$25,104
Careers – International	4,930	5,671	14,585	17,450
Internet Advertising & Fees	869	1,075	2,730	3,322

	11,857	14,385	35,686	45,876
Corporate expenses	337	160	862	498

Depreciation and Amortization	$12,194	$14,545	$36,548	$46,374

Restructuring and Other Special Charges
Careers – North America	$—	$—	$—	$9,537
Careers – International	—	—	—	7,866
Internet Advertising & Fees	—	—	—	341
Corporate expenses	—	—	—	2,251

Restructuring and Other Special Charges	$—	$—	$—	$19,995

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue by Geographic Region (a)
United States	$120,671	$123,519	$365,837	$376,365
International	70,549	73,298	217,973	232,496

Revenue	$191,220	$196,817	$583,810	$608,861

	September 30, 2014	December 31, 2013
Long-lived Assets by Geographic Region (b)
United States	$89,925	$88,284
International	31,536	35,885

Total Long-Lived Assets	$121,461	$124,169

Total Assets by Segment
Careers – North America	$866,492	$876,885
Careers – International	355,114	400,090
Internet Advertising & Fees	163,928	165,638
Corporate	25,881	26,931
Shared assets (c)	123,451	116,713

Total Assets	$1,534,866	$1,586,257

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets include property and equipment, net.
(c)	Shared assets represent assets that provide economic benefit to all of the Company’s operating segments. Shared assets are not allocated to operating segments for internal reporting or decision-making purposes.

19.	COMMITMENTS AND CONTINGENCIES

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

In November 2013, JobDiva, Inc. filed suit against the Company for allegedly infringing certain patents relating to methods for the parsing of resumes. The lawsuit, entitled JobDiva, Inc. vs. Monster Worldwide, Inc. (Civil Action No. 1:13-cv-08229-KBF) was brought in the United States District Court for the Southern District of New York. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On January 9, 2014, the Company filed an answer denying the allegations set forth in the complaint and asserting counterclaims against JobDiva, Inc. for infringing a patent owned by the Company. On October 27, 2014, the parties entered into a settlement agreement whereby all claims and counterclaims would be voluntarily dismissed with prejudice. By Order of the Court dated October 31, 2014, the action was dismissed with prejudice.

In April 2014, Selene Communication Technologies LLC filed suit against the Company for allegedly infringing a certain patent relating to methods for generating search queries. The lawsuit, entitled Selene Communication Technologies LLC vs. Monster Worldwide, Inc. (Civil Action No.14-cv-434) was brought in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On June 13, 2014, the Company filed an answer denying the allegations set forth in the complaint. On October 29, 2014, the parties entered into a settlement agreement whereby all claims would be voluntarily dismissed with prejudice. The parties intend to jointly submit a Stipulation to the Court requesting dismissal of the action with prejudice.

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at September 30, 2014:

	Operating Leases	Estimated Sublease Income
2014	$10,056	$535
2015	35,654	2,414
2016	31,445	3,740
2017	28,882	3,832
2018	25,635	3,832
Thereafter	72,992	8,579

	$204,664	$22,932

20.	SUBSEQUENT EVENTS

Leadership Changes

On November 4, 2014, the Company announced that, Timothy Yates, a Director of Monster and formerly its Executive Vice President and Chief Financial Officer, has been appointed Chief Executive Officer. Effective November 4, 2014, Salvatore Iannuzzi has resigned as Chief Executive Officer and President of the Company. Mr. Iannuzzi will continue to serve as Non-Executive Chairman of the Board of Directors of the Company. He will be an employee of the Company until June 30, 2015 (the “Separation Date”) to facilitate an orderly transition. Monster also announced that effective November 4, 2014, Mark Stoever, Executive Vice President, Corporate Development and Internet Advertising, has been appointed Chief Operating Officer of the Company.

In connection with his resignation, on November 3, 2014, Mr. Iannuzzi and the Company entered into a Letter Agreement detailing the terms of his resignation from the Company (other than as a Director). Prior to the Separation Date, Mr. Iannuzzi will continue to be compensated pursuant to his Employment Agreement with the Company dated as of April 11, 2007 (the “Employment Agreement”). Subject to Mr. Iannuzzi’s continued compliance with the restrictive covenants in his Employment Agreement, in recognition of the services he provided in developing the Company’s long-term strategic business plan and transition, the Company will pay him an additional $2,000 on the Separation Date, subject to review by a committee comprised of certain members of the Board of Directors and the Chief Executive Officer of the success of such transition. Effective November 4, 2014, his unvested equity awards vested in full. Following the Separation Date, Mr. Iannuzzi will receive the severance benefits described in Section 7(b) of the Employment Agreement.

Amended Credit Facility

On October 15, 2014, the Company entered into an amendment of the Second Amended Credit Agreement that (i) permitted the offering of the Notes (as defined below) and the conversion of the Notes into cash and/or equity of the Company, (ii) permitted the Company to enter into a capped call transaction and (iii) required that the Company use the proceeds from the offering of the Notes (net of reasonable and documented fees and expenses incurred in connection with the offering and the net cost of the capped call transaction), to repay the term loan facility and revolving debt under the Second Amended Credit Agreement (with no corresponding reduction of the then-existing revolving credit facility).

On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100,000 revolving credit facility and $90,000 term loan facility, providing for a total of $190,000 in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement in conjunction with the proceeds from the Notes (as defined below). Each of the revolving credit facility and the term loan facility matures on October 31, 2017. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2,250 payable on each of December 31, 2014, March 31, 2015, June 30, 2015, and September 30, 2015, $2,813 payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3,375 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement will be used to refinance the obligations under the existing credit agreement and for general corporate purposes.

Borrowings under the Third Amended Credit Agreement will bear interest at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 250 basis points to 325 basis points depending on the Consolidated Leverage Ratio as defined in the Third Amended Credit Agreement or upon the Company’s election (ii) the sum of (A) the highest of (1) the Agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) LIBOR plus 1.0%, plus (B) a margin ranging from 150 basis points to 225 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 250 basis points to 325 basis points (depending on the Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 35 basis points to 50 basis points (depending on the Consolidated Leverage Ratio).

The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets.

3.50% Convertible Senior Notes Due 2019

On October 22, 2014, the Company consummated an offering of $143,750 aggregate principal amount of its 3.50% convertible senior notes due 2019 (the “Notes”), which includes $18,750 in aggregate principal amount of Notes sold pursuant to the over-allotment option that was previously granted to the initial purchasers of the Notes and exercised by the initial purchasers on October 21, 2014. In connection with the offering of the Notes, Monster entered into capped call transactions with an affiliate of one of the initial purchasers. The net proceeds were used to pay for the cost of the capped call transactions, and to repay in full the term loan and a portion of the revolving debt under the Second Amended Credit Agreement.

The Notes are unsecured, senior obligations of Monster, and interest is payable semi-annually at a rate of 3.50% per annum. The Notes will mature on October 15, 2019, unless converted or repurchased in accordance with their terms prior to such date. Prior to January 15, 2019, the Notes will be convertible at the option of holders only upon the occurrence of specified events or during certain periods; thereafter, until the second scheduled trading day prior to maturity, the Notes will be convertible at the option of holders at any time.

The conversion rate for the Notes will initially be 187.7405 shares per one thousand dollar principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. Unless and until Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock, Monster will settle conversions of the Notes by paying cash up to the principal amount of any converted Notes and delivering Common Stock and/or paying cash in respect of any remaining conversion obligation, and the number of shares of Common Stock issuable upon conversion of the Notes will be subject to such cap. If Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock on the date the Notes were priced, Monster will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Monster will not have the right to redeem the Notes prior to maturity.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Notes will be separated into debt and equity components and assigned a fair value. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which will be assigned to the equity component and will be recorded as a debt discount. The debt discount will be amortized using the effective interest method.

The capped call transactions are expected generally to reduce potential dilution to the Common Stock and/or offset cash payments Monster would have to make in excess of the principal amount of any converted Notes in the event that the market price per share of Common Stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which will initially correspond to the conversion price of the Notes and be subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The cap price under the capped call transaction will initially be $7.035 per share, and is subject to certain adjustments under the terms of the capped call transaction. The capped call transaction will be included as a net reduction to additional paid-in capital within stockholders’ equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2014, and the related consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2014 and 2013, and cash flows for the nine-month periods ended September 30, 2014 and 2013 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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
November 7, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, “Item 1A. Risk Factors” of this Form 10-Q.

Overview

Global Careers Business

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,”, “we,” “our,” or “us”) is the global leader in successfully connecting job opportunities and people. Monster uses the world’s most advanced technology to help people Find Better®, matching job seekers to job opportunities via digital, social and mobile solutions including monster.com® , its flagship website, and employers to the best talent using a vast array of products and services. As an Internet pioneer, more than 200 million people have registered on the Monster Worldwide network, with over 1 million new members registering each month. Today, with a local presence in more than 40 countries, Monster provides the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities globally, with the widest range of job opportunities across the employment spectrum as well as the most diverse talent to fill those positions. The Company’s services and solutions include: searchable job advertisements; resume database access; recruitment media solutions through its advertising network and partnerships; Twitter Cards; social profile aggregation; and other career-related content. Job seekers can search job advertisements and post their resumes for free on each of the career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search the Monster resume database; and access other career-related services.

In May 2014, Monster revealed its new strategy to drive the business and enhance its competitive position. Monster’s new strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.

To enhance the scale of its business, the Company is dramatically expanding the number of jobs it offers, collecting jobs content from both traditional and social sources to ensure that employers can reach the right candidates, at the right time and place, with the right opportunities. Monster has grown the number of jobs available across its network from 250,000 in the U.S. in January 2014 to over 4 million today. This represents a vast increase in the volume of jobs, which is poised to grow with further international rollout.

As part of the new strategy, the Company is expanding its job advertising distribution beyond the traditional placement on its own network of sites and its Career Ad Network® to include expanded social distribution. Monster Twitter Cards was launched in the U.S. on July 1, 2014 and in our Tier 1 countries in Europe and in Canada in October 2014. Monster Twitter Cards moves beyond the limitations of a standard Tweet to boost an employer’s integrated social recruiting strategy by automatically Tweeting jobs throughout the day to a company’s or recruiter’s Twitter feed. Monster Twitter Cards provides recruiters with a simple, turnkey way to more effectively message job openings, and drive additional reach, engagement and interaction with individuals on the Twitter platform. Monster also plans to add multiple pricing models to its job advertising business, including duration and pay-per-click options which will roll-out in the U.S. and our Tier 1 countries in Europe in the first and second quarters of 2015, respectively. This will create a significant opportunity to serve millions of new customers who seek variable job ad pricing.

Monster is also vastly increasing the number of candidates it delivers for search. With the recent acquisition of TalentBin®, the Company now provides recruiters access to over 125 million candidate profiles aggregated from social sources across the Web, in addition to Monster’s own proprietary database of 25 million searchable resumes. This approach surfaces the truly passive candidates who are not actively seeking a new job. TalentBin by Monster was launched in the U.S. on July 1, 2014 and launched in our Tier 1 countries in Europe and in Canada in October 2014, and is expected to launch in our Tier 2 countries in Europe in early 2015. By harnessing the vast amount of professionally relevant information people share across the social web, TalentBin by Monster surfaces potential job candidates by assembling profiles using current professional activities from relevant sites. By making sense of candidate social activity, and compiling those details into a rich professional profile complete with contact information, recruiters now can find many previously undiscoverable candidates – including those not actively seeking a new job.

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

As an additional part of its strategy, Monster developed a commercial talent platform called Monster Talent CRM that can provide end-to-end sourcing or be integrated as components into existing recruiting workflows. Monster Talent CRM was deployed in the U.S. on July 1, 2014 and in our Tier 1 countries in Europe and in Canada in October 2014, and is expected to launch in our Tier 2 countries in early 2015. Monster Talent CRM is a self-service campaign and messaging platform that utilizes the same capabilities as Monster Power Resume Search® technology to identify, source and create campaigns for recruiters and uses integrated CRM toolsets to create one-to-one or one-to-many recruiting campaigns against them.

Monster also operates a government solutions business, Monster Government Solutions (“MGS”), which sells software solutions to federal, state and local governments and educational institutions within the U.S. and the United Kingdom. MGS provides recruitment solutions that engage seekers and employers online, enable MGS customers to attract qualified candidates, expedite time to hire and create online communities using innovative technologies and services. These services primarily include customized career sites hosted by MGS utilizing a “Software as a Service” (“SaaS”) model. Additionally, Monster offers customers applicant tracking services, diversity offerings and other ancillary services either directly or through alliances to meet the changing needs of customers. On June 30, 2014, the State of Florida Department of Economic Opportunity (“DEO”) awarded Monster a five-year contract with five option years, with a total value of approximately $32 million. Monster will implement a state-wide online workforce solution that provides DEO with the most cutting-edge labor exchange and case management technology available in the United States.

Monster operates in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. The Company believes its new strategy addresses this market evolution and positions Monster to achieve long-term growth while controlling the growth of operating expenses.

Internet Advertising & Fees

Monster’s Internet Advertising & Fees business operates a network of websites that connect companies to highly targeted audiences at critical stages in their lives. The Company’s goal is to offer compelling online services for the users of such websites through personalization, community features and enhanced content. This web traffic is monetized through display advertising and lead generation. The Company believes that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online.

Recent Developments

Leadership Changes

On November 4, 2014, the Company announced that, Timothy Yates, a Director of Monster and formerly its Executive Vice President and Chief Financial Officer, has been appointed Chief Executive Officer. Effective November 4, 2014, Salvatore Iannuzzi has resigned as Chief Executive Officer and President of the Company. Mr. Iannuzzi will continue to serve as Non-Executive Chairman of the Board of Directors of the Company. He will be an employee of the Company until June 30, 2015 to facilitate an orderly transition. Monster also announced that effective November 4, 2014, Mark Stoever, Executive Vice President, Corporate Development and Internet Advertising, has been appointed Chief Operating Officer of the Company.

Sale of Noncontrolling Interest in Subsidiary

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

Deconsolidation of Subsidiaries

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

RESULTS OF OPERATIONS

Consolidated operating results as a percentage of revenue are as follows (excluding discontinued operations):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%

Salaries and related	52.6%	47.2%	52.4%	46.0%
Office and general	27.3%	26.2%	26.8%	25.4%
Marketing and promotion	18.4%	19.4%	19.5%	21.5%
Restructuring and other special charges	0.0%	0.0%	0.0%	3.3%

Total operating expenses	98.3%	92.8%	98.7%	96.2%

Operating income	1.7%	7.2%	1.3%	3.8%
Gain on deconsolidation of subsidiaries, net	0.0%	0.0%	2.0%	0.0%
Interest and other, net	(1.0%)	(0.8%)	(0.8%)	(0.7%)

Income before income taxes and income (loss) in equity interests	0.8%	6.5%	2.5%	3.1%
Provision for (benefit from) income taxes	1.0%	2.3%	1.7%	(0.8%)
Income (loss) in equity interests, net	0.0%	(0.1%)	0.0%	(0.1%)

(Loss) Income from continuing operations	(0.2%)	4.2%	0.8%	3.8%

The Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Consolidated Revenue, Operating Expenses, Operating Income and EBITDA

Consolidated revenue, operating expenses, operating income and EBITDA are as follows (dollars in thousands):

	Three months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$191,220	100.0%	$196,817	100.0%	$(5,597)	(2.8%)

Salaries and related	100,587	52.6%	92,931	47.2%	7,656	8.2%
Office and general	52,186	27.3%	51,542	26.2%	644	1.2%
Marketing and promotion	35,109	18.4%	38,089	19.4%	(2,980)	(7.8%)

Total operating expenses	187,882	98.3%	182,562	92.8%	5,320	2.9%

Operating income	$3,338	1.7%	$14,255	7.2%	$(10,917)	(76.6%)

EBITDA	$22,214	11.6%	$33,701	17.1%	(11,487)	(34.1%)
Adjusted EBITDA	$23,094	12.1%	$33,701	17.1%	$(10,607)	(31.5%)

Our consolidated revenue decreased by $5.6 million (2.8%, 3.6% on a constant currency basis) in the third quarter of 2014 compared to the same period of 2013. Our Careers-North America segment experienced a decrease of $1.1 million (1.0%). Our Careers-International segment decreased $2.7 million (3.8%, 6.4% on a constant currency basis) primarily resulting from the challenging economic environment in Europe. Our Internet Advertising & Fees segment experienced a decrease of $1.9 million (10.4%) due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Salaries and related expenses increased $7.7 million (8.2%, 7.3% on a constant currency basis) in the third quarter of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from increased regular salary and other headcount related costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy and salaries associated with our recent acquisitions, as well as increased stock based compensation expense.

Office and general expenses were relatively flat in the third quarter of 2014 when compared to the same period of 2013 on both an as-reported and constant currency basis.

Marketing and promotion expenses decreased $3.0 million (7.8%, 8.7% on a constant currency basis) in the third quarter of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic.

Our consolidated operating income was $3.3 million in the third quarter of 2014, compared to operating income of $14.3 million in the third quarter of 2013, as a result of the factors discussed above.

Our consolidated EBITDA and Adjusted EBITDA were $22.2 million and $23.1 million in the third quarter of 2014, respectively, compared to consolidated EBITDA and Adjusted EBITDA of $33.7 million, in the same period of 2013, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating income to EBITDA and Adjusted EBITDA.

Careers-North America

The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$108,565	100.0%	$109,622	100.0%	$(1,057)	(1.0%)

Salaries and related	48,899	45.0%	45,163	41.2%	3,736	8.3%
Office and general	24,345	22.4%	24,606	22.4%	(261)	(1.1%)
Marketing and promotion	17,011	15.7%	23,507	21.4%	(6,496)	(27.6%)

Total operating expenses	90,255	83.1%	93,276	85.1%	(3,021)	(3.2%)

Operating income	$18,310	16.9%	$16,346	14.9%	$1,964	12.0%

Our Careers - North America segment revenue experienced a $1.1 million (1.0%) decrease in the third quarter of 2014 compared to the same period of 2013. The decrease was due to a reduction of revenue from declines in our government business, partially offset by increased business activity from our ecommerce, newspaper and staffing sectors. We are pleased with the results of the salesforce realignment completed in the second quarter of 2014 as we have seen Careers-North America bookings increase with nearly all verticals increasing year over year. We believe this positive momentum will continue into the renewal season in the fourth quarter.

Salaries and related expenses increased $3.7 million (8.3%) in the third quarter of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $2.3 million of increased regular salary costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy as well as $0.5 million of increased stock based compensation expense.

Office and general expenses were relatively flat in the third quarter of 2014 when compared to the same period of 2013.

Marketing and promotion expenses decreased $6.5 million (27.6%) in the third quarter of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

Our Careers—North America operating income was $18.3 million in the third quarter of 2014, compared to operating income of $16.3 million in the third quarter of 2013, as a result of the factors described above.

Careers - International

The operating results of our Careers - International segment are as follows (dollars in thousands):

	Three months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$66,463	100.0%	$69,115	100.0%	$(2,652)	(3.8%)

Salaries and related	38,786	58.4%	36,900	53.4%	1,886	5.1%
Office and general	19,943	30.0%	20,100	29.1%	(157)	(0.8%)
Marketing and promotion	15,285	23.0%	12,440	18.0%	2,845	22.9%

Total operating expenses	74,014	111.4%	69,440	100.5%	4,574	6.6%

Operating loss	$(7,551)	(11.4%)	$(325)	(0.5%)	$(7,226)	2223.4%

Our Careers-International segment revenue decreased $2.7 million (3.8%, 6.4% on a constant currency basis) in the third quarter of 2014 compared to the same period of 2013 with Europe decreasing 6.1% (7.4% on a constant currency basis). The reductions within Europe related primarily to Germany, which produces the largest source of economic activity in the region, and the Netherlands. These decreases were partially offset by revenue growth in the United Kingdom, as well as smaller markets such as Belgium and Italy. Our broader product offering and new value proposition is bringing enthusiasm and energy to our sales force and we are encouraged by the early signs of new customers engaging with us in new ways throughout Europe. India also continues to be impacted by the global economic uncertainty with a revenue decline in the third quarter of 2014 when compared to the same period of 2013, and we are seeing customer demand stabilizing in Korea.

Salaries and related expenses increased $1.9 million (5.1%, 2.6% on a constant currency basis) in the third quarter of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $1.3 million in increased regular salary costs relating to selective headcount additions as part of the new strategy.

Office and general expenses were relatively flat in the third quarter of 2014 when compared to the same period of 2013 on both an as-reported and constant currency basis.

Marketing and promotion expenses increased $2.8 million (22.9%, 18.7% on a constant currency basis) in the third quarter of 2014 compared to the same period of 2013. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

Our Careers-International operating loss was $7.6 million in the third quarter of 2014, compared to an operating loss of $0.3 million in the third quarter of 2013, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment are as follows (dollars in thousands):

	Three months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$16,192	100.0%	$18,080	100.0%	$(1,888)	(10.4%)

Salaries and related	6,690	41.3%	6,575	36.4%	115	1.7%
Office and general	3,338	20.6%	3,538	19.6%	(200)	(5.7%)
Marketing and promotion	2,722	16.8%	2,065	11.4%	657	31.8%

Total operating expenses	12,750	78.7%	12,178	67.4%	572	4.7%

Operating income	$3,442	21.3%	$5,902	32.6%	$(2,460)	(41.7%)

Revenue in our Internet Advertising & Fees segment decreased $1.9 million (10.4%) in the third quarter of 2014 compared to the same period of 2013 due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Operating expenses remained relatively flat when comparing the third quarter of 2014 to the same period of 2013.

Our Internet Advertising & Fees segment’s operating income was $3.4 million in the third quarter of 2014, compared to operating income of $5.9 million in the third quarter of 2013, as a result of the factors discussed above.

Interest and Other, net

Interest and other, net, for the three months ended September 30, 2014 and 2013 resulted in an expense of $1.8 million and $1.5 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Income Taxes

Income taxes are as follows (dollars in thousands):

	Three months ended September 30,
	2014	2013	Change in Dollars	Percentage Change

Income before income taxes and income (loss) in equity interests	$1,508	$12,773	$(11,265)	(88.2%)

Provision for income taxes	$1,934	$4,480	$(2,546)	(56.8%)

Effective tax rate	128.2%	35.1%

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

Our effective tax rate in the quarter ended September 30, 2014 increased as compared to the effective tax rate for the quarter ended September 30, 2013 primarily due to increases in non-deductible stock based compensation and shifts in the mix of income and losses among tax jurisdictions, resulting in income taxed at higher rates or losses benefitted at lower rates. The shift is driven primarily by continued weakness in European international markets (which generally have lower statutory tax rates) relative to the U.S.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible stock based compensation and other non-deductible expenses, foreign subsidiaries taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested, tax credits and the effect of tax valuation allowances.

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

Included in the income from discontinued operations in the three months ended September 30, 2013 is an income tax benefit of $1.8 million.

The Company is currently under examination by several domestic and international tax authorities. Presently, no material income tax adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2014 and December 31, 2013 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $56.5 million and $53.1 million respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $14 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.

Income (loss) in equity interests, net

Income (loss) in equity interests, net, for the three months ended September 30, 2014 was income of $0.1 million compared to a loss of $0.1 million for the same period of 2013. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q. The Company also has a 50% equity interest in a company located in Australia.

Net income attributable to noncontrolling interest

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company will maintain a controlling interest in the subsidiary, the Company will continue to consolidate the results of JobKorea in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net income was $1.3 million for the three months ended September 30, 2014.

Income from discontinued operations, net of tax

For the three months ended September 30, 2014 and 2013, the Company reported income from discontinued operations, net of tax, of $0 and $3.1 million, respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Net (loss) income attributable to Monster Worldwide, Inc.

As a result of the factors discussed above, our consolidated net loss was $0.4 million for the three months ended September 30, 2014, compared to net income of $11.3 million for the same period of 2013. Net loss attributable to Monster Worldwide, Inc. was $1.7 million for the three months ended September 30, 2014, compared to net income attributable to Monster Worldwide, Inc. of $11.3 million for the same period of 2013.

Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.

Diluted loss per share attributable to Monster Worldwide, Inc. was $0.02 for the three months ended September 30, 2014, compared to diluted earnings per share attributable to Monster Worldwide, Inc. of $0.11 for the same period of 2013. Diluted weighted average shares outstanding for the three months ended September 30, 2014 and 2013 was 86.6 million shares and 106.0 million shares, respectively. During the three months ended September 30, 2014, the Company repurchased 0.1 million shares as part of its previously announced share repurchase program.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense and non-cash restructuring costs. Adjusted EBITDA is defined as EBITDA plus charges related to exited facilities.

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

A reconciliation of operating income to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Three months ended September 30,
	2014	2013
Operating Income	$3,338	$14,255
Depreciation expense	11,548	12,297
Stock based compensation expense	6,682	4,901
Amortization of intangibles	646	2,248

EBITDA	22,214	33,701

Facilities costs(1)	880	—

Adjusted EBITDA	$23,094	$33,701

(1)	The Company incurred $0.9 million of charges associated with exited facilities in the third quarter of 2014 which have been excluded from our non-GAAP financial statements for the three months ended September 30, 2014. The charge related to facility charges associated with the consolidation of multiple offices into the Company’s new corporate headquarters in Weston, Massachusetts.

The Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Consolidated Revenue, Operating Expenses, Operating Income and EBITDA

Consolidated revenue, operating expenses, operating income and EBITDA are as follows (dollars in thousands):

	Nine months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$583,810	100.0%	$608,861	100.0%	$(25,051)	(4.1%)

Salaries and related	305,806	52.4%	279,973	46.0%	25,833	9.2%
Office and general	156,524	26.8%	154,936	25.4%	1,588	1.0%
Marketing and promotion	113,899	19.5%	130,750	21.5%	(16,851)	(12.9%)
Restructuring and other special charges	—	0.0%	19,995	3.3%	(19,995)	(100.0%)

Total operating expenses	576,229	98.7%	585,654	96.2%	(9,425)	(1.6%)

Operating income	$7,581	1.3%	$23,207	3.8%	$(15,626)	(67.3%)

EBITDA	$68,047	11.7%	$92,061	15.1%	(24,014)	(26.1%)
Adjusted EBITDA	$75,276	12.9%	$109,661	18.0%	$(34,385)	(31.4%)

Our consolidated revenue decreased by $25.1 million (4.1%, 5.0% on a constant currency basis) in the first nine months of 2014 compared to the same period of 2013. Our Careers-North America segment experienced a $4.8 million (1.4%) decrease primarily due to declines in the mid-market and large enterprise verticals. Our Careers-International segment decreased $13.6 million (6.2%, 8.9% on a constant currency basis) due to the continued challenging economic environment in certain countries in Europe and Asia. Our Internet Advertising & Fees segment experienced a decrease of $6.7 million (12.3%) due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Salaries and related expenses increased $25.8 million (9.2%, 8.3% on a constant currency basis), in the first nine months of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from increased regular salary and other headcount related costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy, as well as increased stock based compensation expense.

Office and general expenses remained relatively flat when comparing the first six months of 2014 to the same period of 2013 on both an as-reported and constant currency basis.

Marketing and promotion expenses decreased $16.9 million (12.9%, 13.9% on a constant currency basis) in the first nine months of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

For the nine months ended September 30, 2013, we incurred $20.0 million of restructuring and other special charges, comprised mainly of severance costs, facility charges, and impairment of certain assets as a result of our restructuring program which was announced in November 2012. No charges were incurred in the nine months ended September 30, 2014 relating to this program.

Our consolidated operating income was $7.6 million in the first nine months of 2014, compared to operating income of $23.2 million in the first nine months of 2013, as a result of the factors discussed above.

Our consolidated EBITDA and Adjusted EBITDA was $68.0 million and $75.3 million, respectively, in the first nine months of 2014, compared to consolidated EBITDA and Adjusted EBITDA of $92.1 million and $109.7 million, respectively, in the same period in 2013, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating income to EBITDA and Adjusted EBITDA.

Careers - North America

The operating results of our Careers - North America segment are as follows (dollars in thousands):

	Nine months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$330,513	100.0%	$335,274	100.0%	$(4,761)	(1.4%)

Salaries and related	148,645	45.0%	131,735	39.3%	16,910	12.8%
Office and general	75,996	23.0%	73,353	21.9%	2,643	3.6%
Marketing and promotion	57,540	17.4%	72,608	21.7%	(15,068)	(20.8%)
Restructuring and other special charges	—	0.0%	9,537	2.8%	(9,537)	(100.0%)

Total operating expenses	282,181	85.4%	287,233	85.7%	(5,052)	(1.8%)

Operating income	$48,332	14.6%	$48,041	14.3%	$291	0.6%

Our Careers—North America segment revenue experienced a decrease of $4.8 million (1.4%) in the first nine months of 2014 compared to the same period of 2013. The decrease in the Careers-North America segment is primarily due to declines in the mid-market and large enterprise verticals, partially offset by increased business activity from our ecommerce, recruitment media, newspaper and staffing sectors. In anticipation of the new strategy, the Company realigned the mid-market and field sales organizations in the second quarter. We are pleased with the results of this realignment as we have seen Careers-North America bookings increase in the third quarter, with nearly all verticals increasing year over year on a quarter-to-date basis.

Salaries and related expenses increased $16.9 million (12.8%) in the first nine months of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $10.4 million of increased regular salary costs and other headcount related costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy as well as $2.4 million of increased stock based compensation expense.

Office and general expenses increased $2.6 million (3.6%) in the first nine months of 2014 compared to the same period of 2013. This increase in office and general expenses resulted primarily from $6.2 million in charges related to exited facilities, partially offset by $5.6 million of decreased amortization expense resulting from the amortization period of certain intangible assets associated with a previous acquisition ending in the third quarter of 2013.

Marketing and promotion expenses decreased $15.1 million (20.8%) in the first nine months of 2014 compared to the same period of 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

Our Careers-North America segment incurred $9.5 million of restructuring and other special charges in the first nine months of 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs. No charges were incurred in the first nine months of 2014 relating to this program.

Our Careers—North America operating income was $48.3 million in the first nine months of 2014, compared to operating income of $48.0 million in the first nine months of 2013, as a result of the factors described above.

Careers - International

The operating results of our Careers - International segment are as follows (dollars in thousands):

	Nine months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$205,347	100.0%	$218,936	100.0%	$(13,589)	(6.2%)

Salaries and related	117,926	57.4%	113,134	51.7%	4,792	4.2%
Office and general	57,852	28.2%	60,880	27.8%	(3,028)	(5.0%)
Marketing and promotion	49,383	24.0%	52,426	23.9%	(3,043)	(5.8%)
Restructuring and other special charges	—	0.0%	7,866	3.6%	(7,866)	(100.0%)

Total operating expenses	225,161	109.6%	234,306	107.0%	(9,145)	(3.9%)

Operating loss	$(19,814)	(9.6%)	$(15,370)	(7.0%)	$(4,444)	28.9%

Our Careers-International segment revenue decreased $13.6 million (6.2%, 8.9% on a constant currency basis) in the first nine months of 2014 compared to the same period of 2013 with Europe and Asia decreasing 6.6% and 5.2%, respectively (9.8% and 6.3% on a constant currency basis, respectively). The reductions within Europe related primarily to Germany, the Netherlands and the Eastern European countries no longer being included in our consolidated results due to the new joint venture with Alma Media, partially offset by revenue growth in the United Kingdom. However, we are encouraged to see the United Kingdom and some smaller markets, such as Italy, experience bookings growth in the first nine months of 2014. India continues to be impacted by the global economic uncertainty with a revenue decline in the first nine months of 2014 when compared to the same period of 2013, and we are seeing customer demand stabilizing in Korea.

Salaries and related expenses increased $4.8 million (4.2%, 1.6% on a constant currency basis) in the first nine months of 2014 compared to the same period of 2013. This increase in salaries and related expenses resulted primarily from $3.3 million in increased regular salary and other headcount related costs relating to selective headcount additions as part of the new strategy and increased stock based compensation expense.

Office and general expenses decreased $3.0 million (5.0%, 7.2% on a constant currency basis) in the first nine months of 2014 compared to the same period of 2013. This decrease in office and general expenses resulted primarily from $2.9 million of decreased depreciation and amortization expense.

Marketing and promotion expenses decreased $3.0 million (5.8%, 8.8% on a constant currency basis) in the first nine months of 2014 compared to the same period of 2013. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In the first nine months of 2013, our Careers-International segment incurred $7.9 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in November 2012. No charges were incurred in the first nine months of 2014 relating to this program.

Our Careers-International operating loss was $19.8 million in the first nine months of 2014, compared to an operating loss of $15.4 million in the same period of 2013, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment are as follows (dollars in thousands):

	Nine months ended September 30,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$47,950	100.0%	$54,651	100.0%	$(6,701)	(12.3%)

Salaries and related	20,387	42.5%	19,869	36.4%	518	2.6%
Office and general	10,092	21.0%	10,342	18.9%	(250)	(2.4%)
Marketing and promotion	6,874	14.3%	5,623	10.3%	1,251	22.2%
Restructuring and other special charges	—	0.0%	341	0.6%	(341)	(100.0%)

Total operating expenses	37,353	77.9%	36,175	66.2%	1,178	3.3%

Operating income	$10,597	22.1%	$18,476	33.8%	$(7,879)	(42.6%)

Revenue in our Internet Advertising & Fees segment decreased $6.7 million (12.3%) in the first nine months of 2014 compared to the same period of 2013 due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Operating expenses remained relatively flat when comparing the first nine months of 2014 to the same period of 2013.

Our Internet Advertising & Fees segment’s operating income was $10.6 million in the first nine months of 2014, compared to operating income of $18.5 million in the same period of 2013, as a result of the factors discussed above.

Interest and other, net

Interest and other, net, for the nine months ended September 30, 2014 and 2013 resulted in an expense of $4.8 million and $4.1 million, respectively. Interest and other, net primarily relates to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments and foreign currency gains or losses.

Gain on deconsolidation of subsidiaries, net

During the first quarter of 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Income Taxes

Income taxes are as follows (dollars in thousands):

	Nine months ended September 30,
	2014	2013	Change in Dollars	Percentage Change

Income before income taxes and income (loss) in equity interests	$14,596	$19,100	$(4,504)	(23.6%)

Provision for (benefit from) income taxes	$10,212	$(5,153)	$15,365	(298.2%)

Effective tax rate	70.0%	na

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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible stock based compensation and other non-deductible expenses, foreign earnings taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not permanently reinvested, tax credits, and the effect of tax valuation allowances. The tax provision during the nine months ended September 30, 2014 was increased by approximately $5.5 million of discrete items, consisting primarily of a tax provision of $5.5 million due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 9- Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for discussion on the investment in Eastern Europe). In addition as a result of changes to certain estimates relating to determination of unrecognized tax positions during the first quarter of 2014, the Company recognized previously unrecognized tax positions of $0.4 million which on a net of tax basis impacted the effective rate by $0.2 million. The Company also reversed accrued interest on unrecognized tax positions of $0.4 million, which impacted the effective tax rate by $0.3 million. The total benefit reflected in the tax provision in the nine months ended September 30, 2014 for these items was $0.5 million. The tax matters relate primarily to allocation of income among tax jurisdictions.

The tax benefit for the nine months ended September 30, 2013 was increased by $14.5 million of discrete items, consisting primarily of $14.4 million due to reversals of uncertain tax positions and accrued interest. As a result of settlements of tax examinations and lapses of statutes of limitations during the nine months ended September 30, 2013, the Company recognized previously unrecognized tax positions of $13.0 million which on a net of tax basis impacted the effective rate by $12.4 million. The Company also reversed accrued interest on unrecognized tax positions of $3.2 million, which impacted the effective tax rate by $2.0 million. Of these adjustments, $1.5 million and $12.9 million occurred in the quarter ended September 30, 2013 and March 31, 2013, respectively. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes and allocation of income among tax jurisdictions.

Included in the loss from discontinued operations in the nine months ended September 30, 2013 is an income tax benefit of $6.4 million.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material income tax adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2014 and December 31, 2013 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $56.5 million and $53.1 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by as much as $0 to $14.0 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, the characterization of certain intercompany loans, and the amount of prior year tax loss carryovers.

Loss in equity interests, net

Loss in equity interests, net, for the nine months ended September 30, 2014 was $0 compared to $0.8 million for the same period of 2013. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in a joint venture Alma Career Oy, a joint venture with Alma Media Corporation. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q. The Company also has a 50% equity interest in a company located in Australia.

Net income attributable to noncontrolling interest

In December 2013, the Company sold a 49.99% interest in JobKorea, its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company will maintain a controlling interest in the subsidiary, the Company will continue to consolidate the results of JobKorea in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net income was $4.0 million for the nine months ended September 30, 2014.

Loss from discontinued operations, net of tax

For the nine months ended September 30, 2014 and 2013, the Company reported a loss from discontinued operations, net of tax, of $0 and $3.8 million, respectively. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey.

Net income attributable to Monster Worldwide, Inc.

As a result of the factors discussed above, our consolidated net income was $4.4 million for the nine months ended September 30, 2014, compared to net income of $19.6 million for the same period of 2013. Net income attributable to Monster Worldwide, Inc. was $0.4 million and $19.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Diluted earnings per share attributable to Monster Worldwide, Inc.

Diluted earnings per share attributable to Monster Worldwide, Inc. was $0 and $0.18 for the nine months ended September 30, 2014 and 2013, respectively. Diluted weighted average shares outstanding for the nine months ended September 30, 2014 and 2013 was 91.2 million shares and 110.2 million shares, respectively. During the nine months ended September 30, 2014, the Company repurchased 7.1 million shares as part of its previously announced share repurchase program.

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

A reconciliation of operating income to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Nine months ended September 30,
	2014	2013
Operating Income	$7,581	$23,207
Depreciation expense	34,650	37,941
Stock based compensation expense	23,918	17,165
Amortization of intangibles	1,898	8,433
Restructuring non-cash expenses	—	5,315

EBITDA	68,047	92,061

Facilities and acquisition costs(1)	7,229	—
Fees associated with strategic alternatives(2)	—	2,920
Restructuring and other special charges, less non-cash items(3)	—	14,680

Adjusted EBITDA	$75,276	$109,661

(1)	The Company incurred $7.2 million of charges associated with exited facilities and acquisition related costs through the first nine months of 2014 which have been excluded from our non-GAAP financial statements for the nine months ended September 30, 2014. The majority of this charge related to facility charges associated with the consolidation of multiple offices into the Company’s new corporate headquarters in Weston, Massachusetts. The Company also incurred $0.3 million of acquisition related charges associated with the purchase of TalentBin Inc., a social profile talent search engine, and Gozaik LLC, a developer of social jobs aggregation and distribution technology in the first quarter of 2014.
(2)	On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. During the first nine months of 2013, the Company incurred $2.9 million of costs related to the review of strategic alternatives.
(3)	On November 8, 2012, the Company announced actions to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The restructuring actions included reducing the Company’s workforce, consolidating certain office facilities and impairing certain fixed assets. The Company incurred $20.0 million of restructuring costs (including $5.3 million of non-cash expenses) in the first nine months of 2013 relating to this program.

FINANCIAL CONDITION

The following tables detail our cash and cash equivalents:

	September 30,	December 31,	Change in
	2014	2013	Dollars	Percentage
Cash and cash equivalents	$80,376	$88,581	$(8,205)	(9.3%)

Percentage of total assets	5.2%	5.6%

As of September 30, 2014, we had cash and cash equivalents of $80.4 million compared to $88.6 million as of December 31, 2013. Our decrease in cash and cash equivalents of $8.2 million in the first nine months of 2014 primarily resulted from $27.0 million of payments for acquisitions, net of cash acquired, $30.8 million of capital expenditures, the repurchase of $52.1 million of the Company’s common stock, $6.5 million of cash contributed in connection with our joint venture with Alma Media, a $3.0 million dividend paid to the minority shareholder in Korea, and $5.0 million of tax withholdings related to vesting of stock awards, partially offset by $55.7 million of cash provided by operating activities and $65.3 million of net new borrowings on our term loan and credit facilities.

Cash Flows

Consolidated cash flows for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine months ended September 30,		Change in
	2014	2013	Dollars	Percentage
Net cash provided by operating activities	$55,744	$9,017	$46,727	518.2%
Net cash used for investing activities	$(68,461)	$(27,489)	$40,972	149.0%
Net cash provided by (used for) financing activities	$5,419	$(37,981)	$43,400	114.3%
Effects of exchange rates on cash	$(907)	$(4,787)	$3,880	81.1%

Cash provided by operating activities was $55.7 million for the nine months ended September 30, 2014, an increase of $46.7 million from the $9.0 million of cash provided by operating activities for the nine months ended September 30, 2013. This increase resulted primarily from increased cash flows of $40.9 million relating to working capital items, primarily driven by cash outflows in 2013 relating to our 2012 restructuring program and changes in prepaid and other, as well as the impact of the sale of Careers-China in the first nine months of 2013. See Note 12 – Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Cash used for investing activities was $68.5 million for the nine months ended September 30, 2014, an increase of $41.0 million from cash used for investing activities of $27.5 million for the nine months ended September 30, 2013. This increase resulted primarily from $27.0 million of payments for acquisitions, net of cash acquired, $6.5 million of cash contributed in connection with our joint venture with Alma Media, and increased capital expenditures of $5.8 million during the nine months ended September 30, 2014 primarily due to our new corporate headquarters in Weston, Massachusetts.

Cash provided by financing activities was $5.4 million for the nine months ended September 30, 2014, an increase of $43.4 million from cash used for financing activities of $38.0 million for the nine months ended September 30, 2013. This increase resulted primarily from increased borrowings on our term loan and credit facilities of $40.6 million during the nine months ended September 30, 2014.

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

Recently, we made the strategic decision to change and diversify the Company’s debt structure to include a revolving credit facility, term loan and longer termed convertible notes offering. The Company’s credit agreement (revolving credit facility and term loan) was set to expire in the first quarter of 2015. The Company amended and restated its credit agreement and consummated an offering of its 3.50% convertible senior notes in October 2014. The convertible notes, with an aggregate principal amount of $143.8 million, mature in October 2019 and the newly amended and restated credit agreement, consisting of a $100 million revolving credit facility and a $90 million term loan, matures in October 2017. See below and Note 20 – Subsequent Events in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q, for discussion.

We believe that our current cash and cash equivalents, our new debt structure as discussed above, and cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures and meet our investment requirements and commitments through at least the next twelve months. Our cash generated from operating activities is subject to fluctuations in the global economy and overall hiring demand.

Amended Credit Facility

On October 15, 2014, the Company entered into an amendment of its credit agreement dated March 22, 2012 (the “Second Amended Credit Agreement”), that (i) permitted the offering of the Notes (as defined below) and the conversion of the Notes into cash and/or equity of the Company, (ii) permitted the Company to enter into a capped call transaction and (iii) required that the Company use the proceeds from the offering of the Notes (net of reasonable and documented fees and expenses incurred in connection with the offering and the net cost of the capped call transaction), to repay the term loan facility and revolving debt under the Second Amended Credit Agreement (with no corresponding reduction of the then-existing revolving credit facility).

On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100 million revolving credit facility and $90 million term loan facility, providing for a total of $190 million in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement in conjunction with the proceeds from the Notes (as defined below). Each of the revolving credit facility and the term loan facility matures on October 31, 2017. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2.25 million payable on each of December 31, 2014, March 31, 2015, June 30, 2015, and September 30, 2015, $2.8125 million payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3.375 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement will be used to refinance the obligations under the existing credit agreement and for general corporate purposes.

Borrowings under the Third Amended Credit Agreement will bear interest at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 250 basis points to 325 basis points depending on the Consolidated Leverage Ratio as defined in the Third Amended Credit Agreement or upon the Company’s election (ii) the sum of (A) the highest of (1) the Agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) LIBOR plus 1.0%, plus (B) a margin ranging from 150 basis points to 225 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 250 basis points to 325 basis points (depending on the Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 35 basis points to 50 basis points (depending on the Consolidated Leverage Ratio).

The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets.

As of September 30, 2014, based on the maximum allowed consolidated leverage, $80.5 million of the Company’s revolving credit facility was available after consideration of the Third Amended Credit Agreement.

3.50% Convertible Senior Notes Due 2019

On October 22, 2014, the Company consummated an offering of $143.8 million aggregate principal amount of its 3.50% convertible senior notes due 2019 (the “Notes”), which includes $18.8 million in aggregate principal amount of Notes sold pursuant to the over-allotment option that was previously granted to the initial purchasers of the Notes and exercised by the initial purchasers on October 21, 2014. In connection with the offering of the Notes, Monster entered into capped call transactions with an affiliate of one of the initial purchasers. The net proceeds were used to pay for the cost of the capped call transactions, and to repay in full the term loan and a portion of the revolving debt under the Second Amended Credit Agreement.

The Notes are unsecured, senior obligations of Monster, and interest is payable semi-annually at a rate of 3.50% per annum. The Notes will mature on October 15, 2019, unless converted or repurchased in accordance with their terms prior to such date. Prior to January 15, 2019, the Notes will be convertible at the option of holders only upon the occurrence of specified events or during certain periods; thereafter, until the second scheduled trading day prior to maturity, the Notes will be convertible at the option of holders at any time.

The conversion rate for the Notes will initially be 187.7405 shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. Unless and until Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock, Monster will settle conversions of the Notes by paying cash up to the principal amount of any converted Notes and delivering Common Stock and/or paying cash in respect of any remaining conversion obligation, and the number of shares of Common Stock issuable upon conversion of the Notes will be subject to such cap. If Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock on the date the Notes were priced, Monster will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Monster will not have the right to redeem the Notes prior to maturity.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Notes will be separated into debt and equity components and assigned a fair value. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which will be assigned to the equity component and will be recorded as a debt discount. The debt discount will be amortized using the effective interest method.

The capped call transactions are expected generally to reduce potential dilution to the Common Stock and/or offset cash payments Monster would have to make in excess of the principal amount of any converted Notes in the event that the market price per share of Common Stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which will initially correspond to the conversion price of the Notes and be subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The cap price under the capped call transaction will initially be $7.035 per share, and is subject to certain adjustments under the terms of the capped call transaction. The capped call transaction will be included as a net reduction to additional paid-in capital within stockholders’ equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity.

For information regarding the Company’s capital structure in place as of September 30, 2014, see Note 16 – Financing Agreements in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Income Taxes

The Company historically earned a significant portion of its income outside the United States. The total amount of cash offshore is approximately $77.6 million, approximately $59.3 million of which is in subsidiaries for which the Company maintains the indefinite reinvestment assertion and $19.0 million of which is held in South Korea. In December 2013 Monster sold 49.99% of its interest in its Korean subsidiary to H & Q Korea. As a result of the sale, the 50.01% retained interest in Korea is owned through an entity characterized as a partnership for U.S. tax reporting purposes and the Company’s share of income is taxable in the U.S. whether distributed or not. In April 2014 a cash distribution of $3.0 million was paid to the Company with respect to its 50.01% retained interest.

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

Thus far in 2014, the Company has paid $6.8 million of taxes on domestic and international income. We expect to utilize our tax loss and tax credit carryovers to offset most domestic cash tax liability in 2014, and we expect to have taxable income in certain foreign tax jurisdictions in which we pay taxes on a quarterly basis.

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

Share Repurchase Plan

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the nine months ended September 30, 2014, the Company repurchased 7.1 million shares for a total of $51.9 million, excluding commissions, at an average price of $7.29 per share. From the date of the inception of this repurchase program through September 30, 2014, the Company repurchased 27.7 million shares for a total of $158.7 million, excluding commissions, at an average price of $5.73 per share.

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

For the annual goodwill impairment test performed in the fourth quarter of 2013, each of the Careers-International and the Internet Advertising & Fees reporting units had fair value that substantially exceeded its carrying value. For the Careers-North America reporting unit, using a discount rate of 14% and a terminal growth rate of 2.8%, the Company calculated that the fair value would have to be approximately 20% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $623.2 million and $598.1 million as of September 30, 2014 and December 31, 2013, respectively. The Company updated the fair value analysis for the Careers-North America reporting unit as of September 30, 2014 and the estimated fair value would have to be approximately 20% less than the computed amount to result in any goodwill impairment charge. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable.

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

The Company recognizes that during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price between annual impairment tests. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.

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

Equity Investments

Gains and losses in equity interest for the nine months ended September 30, 2014, resulting from our equity method investments in Alma Career Oy and a business in Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

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

Foreign Exchange Risk

During the three months ended September 30, 2014, revenue from our international operations accounted for 37% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, Swedish Krona, and Indian Rupees. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of changes in foreign exchange rates in the three months ended September 30, 2014 positively impacted our revenue by approximately $1.6 million but no impact on reported operating income, compared to the three months ended September 30, 2013.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at September 30, 2014 of $77.6 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $3.9 million, $7.8 million and $15.5 million, respectively.

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

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended September 30, 2014, our cumulative translation adjustment account decreased by $26.2 million, attributable to net foreign currency movements, primarily of changes in the U.S. dollar against the Euro, Swedish Krona and Korean Won.

Interest Rate Risk

Credit Facilities

As of September 30, 2014, our debt was comprised primarily of borrowings under our senior secured revolving credit facility and our term loan facility. The credit facilities’ interest rates may be reset due to fluctuation in a market-based index, such as the federal funds rate or the British Bankers Association LIBOR (“BBA LIBOR”). Assuming the amount of borrowings provided for under our credit facilities were fully drawn during the third quarter of 2014, we would have had $307.5 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our quarterly pre-tax earnings by approximately $0.8 million for the three months ended September 30, 2014. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on September 30, 2014, we would have had $200.9 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facility would have changed our pre-tax earnings by approximately $0.5 million for the three months ended September 30, 2014. We do not manage the interest rate risk on our debt through the use of derivative instruments.

On October 31, 2014 and October 22, 2014, respectively, the Company amended and restated its credit agreement dated March 22, 2012 (the “Second Amended Credit Agreement”) and consummated an offering of its 3.50% convertible senior notes due 2019. See Note 20 – Subsequent Events in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for discussion.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers, bank time deposits, bankers’ acceptances and government bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio would have changed our quarterly pretax earnings by approximately $0.2 million for the three months ended September 30, 2014.

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

There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In November 2013, JobDiva, Inc. filed suit against the Company for allegedly infringing certain patents relating to methods for the parsing of resumes. The lawsuit, entitled JobDiva, Inc. vs. Monster Worldwide, Inc. (Civil Action No. 1:13-cv-08229-KBF) was brought in the United States District Court for the Southern District of New York. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On January 9, 2014, the Company filed an answer denying the allegations set forth in the complaint and asserting counterclaims against JobDiva, Inc. for infringing a patent owned by the Company. On October 27, 2014, the parties entered into a settlement agreement whereby all claims and counterclaims would be voluntarily dismissed with prejudice. By Order of the Court dated October 31, 2014, the action was dismissed with prejudice.

In April 2014, Selene Communication Technologies LLC filed suit against the Company for allegedly infringing a certain patent relating to methods for generating search queries. The lawsuit, entitled Selene Communication Technologies LLC vs. Monster Worldwide, Inc. (Civil Action No.14-cv-434) was brought in the United States District Court for the District of Delaware. The Plaintiff seeks injunctive relief, monetary damages, pre and post judgment interest and other costs. On June 13, 2014, the Company filed an answer denying the allegations set forth in the complaint. On October 29, 2014, the parties entered into a settlement agreement whereby all claims would be voluntarily dismissed with prejudice. The parties intend to jointly submit a Stipulation to the Court requesting dismissal of the action with prejudice.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

On October 22, 2014, the Company consummated an offering of $143.8 million aggregate principal amount of its 3.50% convertible senior notes due 2019 (the “Notes”). On October 31, 2014, the Company amended and restated its existing credit facility pursuant to a Third Amended and Restated Credit Agreement, which increased the quarterly amortization payments required with respect to the term loans under our credit facility. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and the loans and letters of credit under our credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon any conversion of the Notes prior to our receipt of stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock, we will be required to make cash payments in respect of the Notes being converted. Upon any conversion of the Notes following our receipt of stockholder approval, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless (following our receipt of stockholder approval) we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, is the subject of recent changes that could have a material effect on our reported financial results.

Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Future conversion of the Notes may limit our ability to utilize our tax attribute carryovers

Utilization of net operating loss and tax credit carry-forwards may be subject to annual limitations due to the ownership change limitations provided by the United States Internal Revenue Code. If an annual limitation is triggered by an ownership change, it could result in the expiration of carryover attributes before their utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period. If one or more holders elect to convert their Notes, and (following our receipt of stockholder approval) we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), that conversion of the Notes to shares may contribute to such a cumulative ownership change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

A summary of the Company’s repurchase activity for the three months ended September 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1 - July 31	—	—	—	$41,868,726
August 1 - August 31	100,000	$5.52	100,000	$41,317,137
September 1 - September 30	—	—	—	$41,317,137

Total	100,000	$5.52	100,000

*	On May 2, 2013, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to purchase up to $200 million worth of shares of its common stock. The share repurchase program expires in April 2015. Through September 30, 2014, the Company repurchased 27,717,428 shares of common stock at an average price of $5.73 per share under this program.

Stock Issuances

On September 30, 2014, the Company issued a total of 12,687 shares of our common stock to an employee and a consultant, in consideration for services under an employment agreement and a consulting agreement entered into as part of a prior business combination. The securities were issued pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated: November 7, 2014
	By:	/S/ TIMOTHY T. YATES
Timothy T. Yates
Chief Executive Officer (principal executive officer)

Dated: November 7, 2014
	By:	/S/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: November 7, 2014
	By:	/S/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.