Form 10-K
period 2014-12-31
MONSTER WORLDWIDE, INC.
filed 2015-02-10
CIK 1020416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 001-34209

MONSTER WORLDWIDE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3906555
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

133 Boston Post Road, Building 15, Weston, Massachusetts 02493

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(978) 461-8000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $567,849,489 as of June 30, 2014, the last business day of the registrant’s second fiscal quarter of 2014.

As of January 31, 2015, there were 90,817,092 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

Special Note About Forward-Looking Statements

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks related to our new strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of this report.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

ii

PART I

ITEM 1.	BUSINESS

Introduction

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) is a global leader in connecting people to jobs, wherever they are. For more than 20 years, Monster has helped people improve their lives with better jobs, and employers find the best talent. Today, the Company offers services in more than 40 countries, providing some of the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities. Monster continues its pioneering work of transforming the recruiting industry with advanced technology using intelligent digital, social and mobile solutions, including our flagship website monster.com® and a vast array of products and services.

The Company’s services and solutions include: searchable job advertisements; resume database access; recruitment media solutions through its advertising network and partnerships; Twitter Cards and social job distribution; social profile aggregation; and other career-related content. Job seekers can search job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search the Monster resume and social profile databases; and access other career-related services.

Our principal executive offices are located at 133 Boston Post Road, Building 15, Weston, Massachusetts 02493. Our telephone number is (978) 461-8000 and our website for corporate information is http://www.monster.com/about. Our predecessor business was founded in 1967, and our current company was incorporated in Delaware and became a public company in 1996. We make all of our public filings with the SEC available on our investor relations website located at http://ir.monster.com, free of charge, under the caption “Investor Relations—SEC Filings.” Included in these filings are proxy statements and notices to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, which are available as soon as reasonably practicable after we electronically file or furnish such materials with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Additionally, we webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website.

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

In May 2014, Monster revealed its “All the People, All the Jobs” strategy to drive the business and enhance its competitive position. Monster’s new strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.

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

As part of the new strategy, the Company is expanding its job advertising distribution beyond the traditional placement on its own network of sites and its Career Ad Network® to include expanded social distribution. Monster Twitter Cards was launched in the U.S. on July 1, 2014 and in our Tier 1 countries in Europe and in Canada in October 2014. Monster Twitter Cards moves beyond the limitations of a standard Tweet to boost an employer’s integrated social recruiting strategy by automatically Tweeting jobs throughout the day to a company’s or recruiter’s Twitter feed. Monster Twitter Cards provides recruiters with a simple, turn-key way to more effectively message job openings, and drive additional reach, engagement and interaction with individuals on the Twitter platform. Monster Social Ads uses Twitter’s Ads API to provide the first fully automated social recruiting job ad solution featuring additional new targeting from Monster’s proprietary social candidate search capabilities. Monster Social Ads expands the distribution of Twitter Card-based job ads to directly reach potential candidates on Twitter based on career attributes such as occupation or industry type, something previously not possible for recruiters. The Company also plans to add multiple pricing models to its job advertising business, including duration and pay-per-click options which will roll out in the U.S. and our Tier 1 countries in Europe in the first and second quarters of 2015, respectively. This will create a significant opportunity to serve millions of new customers who seek variable job ad pricing.

Monster is also vastly increasing the number of candidates it delivers for search. With the recent acquisition of TalentBin®, the Company now provides recruiters access to over 130 million candidate profiles aggregated from social sources across the Web, in addition to Monster’s own proprietary database of 25 million searchable resumes. This approach surfaces the truly passive candidates who are not actively seeking a new job. TalentBin by Monster was launched in the U.S. on July 1, 2014 and launched in our Tier 1 countries in Europe and in Canada in October 2014, and is expected to launch in our Tier 2 countries in Europe in early 2015. By harnessing the vast amount of professionally relevant information people share across the social web, TalentBin by Monster surfaces potential job candidates by assembling profiles using current professional activities from relevant sites. By making sense of candidate social activity, and compiling those details into a rich professional profile complete with contact information, recruiters now can find many previously undiscoverable candidates—including those not actively seeking a new job.

Monster offers the unique 6Sense® semantic search technology to allow job seekers and employers to quickly find a precise match. 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications. For seekers, 6Sense powered job search has changed how they explore, find and apply for jobs. Monster introduced a cloud-based search product SeeMore® in the third quarter of 2011, which allows customers to utilize patented semantic search technology on their own talent databases. Further, the Monster Career Ad Network® continues to be the largest recruitment-focused advertising network on the Internet, reaching an average of more than 100 million users globally across thousands of websites.

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

Monster operates in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. The Company believes its “All the People All the Jobs” strategy addresses this market evolution and positions Monster to achieve long-term growth while controlling the growth of operating expenses.

In the second quarter of 2014, we carried out a significant realignment of our mid-market and field sales organizations to bring greater focus around accelerating market expansion and acquiring new customers, which included a significant change to our account coverage model. Our global sales structure allows us to sell and distribute our products and services to large, medium and small businesses on a local basis. Our objective is to offer existing customers additional products while expanding our coverage to attract new customers. We service existing and potential customers through a field sales force, telephone sales force and an online service, which we refer to as our “e-Commerce” channel, where customers can advertise jobs and access the resume database without sales force involvement. In the United States our field and telesales forces operate regionally but under separate segment management structures. In order to support our broadened product portfolio and our expanded sales resources, we have in-sourced, centralized and standardized our global call center operations to create a customer focused, proactive value added model.

Recent Developments

“Reallocate to Accelerate”

On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The initiatives currently include a global workforce reduction of approximately 300 associates, or 7% of its full-time staff, consolidation of certain office facilities, and continuing discretionary-spending and office and general expense controls. The Company expects these reductions, currently anticipated to be completed by the end of 2015, to result in annualized savings of approximately $38 million to $45 million. The full impact of the savings will be realized beginning in the fourth quarter of 2015. As a result of these initiatives, the Company expects to record a cumulative pre-tax charge within the range of $18 million to $23 million, all of which is expected to be cash expenditures. The majority of the associated charges are expected to be recorded in the first half of 2015.

Leadership Changes

On November 4, 2014, the Company announced that Timothy Yates, a Director of Monster and formerly its Executive Vice President and Chief Financial Officer, had been appointed President and Chief Executive Officer. Monster also announced that effective November 4, 2014, Mark Stoever, Executive Vice President, Corporate Development and Internet Advertising, had been appointed Executive Vice President and Chief Operating Officer of the Company.

Effective November 4, 2014, Salvatore Iannuzzi resigned as Chief Executive Officer and President of the Company, while continuing to serve as Non-Executive Chairman of the Board of Directors of the Company. On February 10, 2015, Mr. Iannuzzi resigned as Non-Executive Chairman of the Board of Directors and as a director of the Company, effective immediately. Such resignation is not as a result of any disagreement with the Company with respect to the Company’s operations, policies or practices. Pursuant to a letter agreement between Mr. Iannuzzi and the Company, dated November 3, 2014, Mr. Iannuzzi will remain an employee of the Company until June 30, 2015 to facilitate an orderly transition.

Our Services

The Company operates in three reportable segments: Careers-North America; Careers-International; and Internet Advertising & Fees. For the year ended December 31, 2014, these operating segments represented approximately 57%, 35% and 8% of our consolidated revenue, respectively. Please see Note 19-Segment and Geographic Data of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our segment results.

Careers (North America and International)

Monster is a global leader in connecting people to jobs, wherever they are. Monster offers services in more than 40 countries around the world. We earned 35%, 36%, and 39% of our total revenue from continuing operations outside of North America in the years ended December 31, 2014, 2013 and 2012, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.

Our services and solutions include: searchable job advertisements; resume database access; recruitment media solutions through our advertising network and partnerships; Twitter Cards and social job distribution; social profile aggregation; and other career-related content. Job seekers can search job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search the Monster resume and social databases; and access other career-related services.

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

Revenue for the Internet Advertising & Fees segment is derived primarily from two types of services: display advertising and lead generation. Display advertising opportunities have been integrated across the Monster Worldwide network of websites, allowing marketers to deliver targeted online advertising messages via numerous sizes and formats of creative units. Consumers come to Monster’s websites for information and advice on how to manage critical life transitions, and this environment is typically seen by marketers as desirable for the promotion of products and services as consumers are actively looking for new ideas and solutions. Lead generation is a direct response business in which marketers pay for connections to consumers whose demographics match the requirements of specific business or educational offerings and who request information about the offerings. Our large database of users and ongoing collection of numerous points of data allows us to provide our customers with targeted and valuable opportunities to connect with interested consumers.

Sales and Marketing

In the second quarter of 2014, we carried out a significant realignment of our mid-market and field sales organizations to bring greater focus around accelerating market expansion and acquiring new customers, which included a significant change to our account coverage model.

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

Customers

Our customers are comprised of enterprise organizations, small and medium-sized organizations, federal, state and local government agencies, educational institutions and individuals. No one customer accounts for more than 5% of our total annual revenue.

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

In May 2014, Monster revealed its “All the People, All the Jobs” strategy to drive the business and enhance its competitive position. Monster’s new strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs. We believe our new strategy enhances our competitive position and positions the Company to achieve long-term growth while controlling the growth of operating expenses.

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

Employees

As of January 31, 2015, we employed approximately 4,000 people worldwide.

Executive Officers

As of January 31, 2015, our executive officers were as follows:

Name	Age	Position
Timothy T. Yates	67	President and Chief Executive Officer
Mark Stoever	47	Executive Vice President and Chief Operating Officer
James M. Langrock	49	Executive Vice President and Chief Financial Officer
Lise Poulos	56	Executive Vice President and Chief Administrative Officer
Michael B. McGuinness	38	Senior Vice President, Chief Accounting Officer and Global Controller

Timothy T. Yates has been a Director of Monster since June 2007 and has been President and Chief Executive Officer since November 2014. Mr. Yates served as Executive Vice President of Monster from June 2007 through June 2013 and concurrently as Chief Financial Officer from June 2007 through January 2011. Prior to joining Monster, Mr. Yates was a Senior Vice President of Motorola, Inc.’s Enterprise Mobility business responsible for Motorola’s integration of Symbol Technologies, Inc. (“Symbol”) from January 2007 to June 2007. Before that, from February 2006 to January 2007, he was Senior Vice President, Chief Financial Officer and a Director of Symbol. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.

Mark Stoever has been Executive Vice President and Chief Operating Officer of Monster since November 2014. Previously, he held several leadership positions including Executive Vice President, Corporate Development and Internet Advertising from October 2011 to November 2014 and Executive Vice President, Corporate Development and Strategic Alliances from September 2008 to October 2011. He has overseen Internet Advertising & Fees since joining the Company in July 2005. Prior to joining Monster, Mr. Stoever served as Executive Vice President of Decision Matrix Group and also various management roles at Lycos, Inc. including President and Chief Executive Officer. Mr. Stoever has also held management positions with ON Technology Corporation, a software company, and at Microcom, Inc., a modem technology company.

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

We earned 37%, 38% and 42% of our total revenue from continuing operations outside of the United States in the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have experienced periods of heightened volatility in recent years and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.

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

If we cannot successfully execute on our “All the People, All the Jobs” strategy and continue to develop and market products, services and solutions that meet customer requirements for innovation and quality, our financial results may suffer.

The implementation of our new strategy globally is a complex process and relies on leveraging our portfolio of core products to help accelerate the adoption of our new products and services. Success of our future operating results will be dependent upon rapid customer adoption of our new products and services. If our customers are not receptive to our new products and services or our new products and services do not provide the quantity or quality of job candidates that our customers seek, there could be a negative impact on the implementation of our new strategy. To successfully execute on this strategy, we need to continue to further evolve the focus of our organization towards the delivery of cost effective and unique solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.

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

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the fourth quarter of 2014, primarily due to declines in our market capitalization, we recorded a pre-tax goodwill impairment charge of $325.8 million ($263.0 million in Careers-North America and $62.8 million in Internet Advertising & Fees). On a net of tax basis, the charge was $263.0 million after recognizing a tax benefit of $62.8 million. See Note 5—Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2014, our goodwill balance was $540.6 million, which represented 44% of total consolidated assets.

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

On October 22, 2014, the Company consummated an offering of $143.8 million aggregate principal amount of its 3.50% convertible senior notes due 2019 (the “Notes”). On October 31, 2014, the Company amended and restated its existing credit facility pursuant to a Third Amended and Restated Credit Agreement, which increased the quarterly amortization payments required with respect to the term loans under our credit facility. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes and the loans and letters of credit under our credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon any conversion of the Notes prior to our receipt of stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock, we will be required to make cash payments in respect of the Notes being converted. Upon any conversion of the Notes following our receipt of stockholder approval, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

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

Future conversion of the Notes may limit our ability to utilize our tax attribute carryovers.

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

Our principal executive offices are located in Weston, Massachusetts, where we occupy approximately 174,000 square feet of leased space, which is our largest office space. We also lease additional facilities in the United States in: New York, New York; Bedford, Massachusetts; Boston, Massachusetts; Chicago, Illinois; Florence, South Carolina; Indianapolis, Indiana; Los Angeles, California; McLean, Virginia; Milwaukee, Wisconsin; Mountain View, California; San Francisco, California; Tempe, Arizona; and Washington, D.C. Our domestic properties are used generally by our Careers-North America and Internet Advertising & Fees segments.

We also maintain leased facilities internationally in: Austria; Belgium; Canada; Czech Republic; France; Germany; Hong Kong; India; Ireland; Italy; Luxembourg; Malaysia; the Netherlands; Norway; the Republic of Korea; Singapore; Spain; Sweden; Switzerland; United Arab Emirates and the United Kingdom. Our international properties are used generally by our Careers-International segment.

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

In September 2013, Career Destination Development, LLC filed suit against the Company for allegedly infringing certain patents, U.S. Patent No. 7,424,438 (the “438 Patent”) and U.S. Patent No. 8,374,901 (the “901 Patent”), relating to methods for the online searching of jobs. The lawsuit, entitled Career Destination Development, LLC vs. Monster Worldwide, Inc. (Civil Action No. 13-cv-2423), was brought in the United States District Court for the District of Kansas. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. On October 10, 2013, the Company filed an answer denying the allegations set forth in the complaint. On February 12, 2014, Monster filed two separate petitions in the United States Patent and Trademark Office (“USPTO”) for covered business method (“CBM”) review of the ‘901 Patent, and the USPTO subsequently assigned case numbers CBM2014-00069 and CBM2014-00070 to these petitions for CBM review of the ‘901 Patent. On February 12, 2014 and February 21, 2014, Monster also filed petitions in the USPTO for CBM review of the ‘438 Patent, and the USPTO subsequently assigned case numbers CBM2014-00068 and CBM2014-00077 to the petitions for review of the ‘438 Patent. On March 14, 2014, the District Court for the District of Kansas granted Monster’s motion to stay Civil Action No. 13-cv-2423 pending the aforementioned CBM reviews of the ‘438 and ‘901 Patents. On November 28, 2014, the parties entered into a settlement agreement whereby all claims would be dismissed with prejudice and the petitions filed with the USPTO would be withdrawn. By Order of the Court dated November 25, 2014, the action was dismissed with prejudice.

In April 2014, Selene Communication Technologies LLC filed suit against the Company for allegedly infringing a certain patent relating to methods for generating search queries. The lawsuit, entitled Selene Communication Technologies LLC vs. Monster Worldwide, Inc. (Civil Action No.14-cv-434) was brought in the United States District Court for the District of Delaware. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest and other costs. On June 13, 2014, the Company filed an answer denying the allegations set forth in the complaint. On October 29, 2014, the parties entered into a settlement agreement whereby all claims would be voluntarily dismissed with prejudice. By Order of the Court dated November 17, 2014, the action was dismissed with prejudice.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the New York Stock Exchange under the symbol “MWW.”

As of January 31, 2015, the last reported sale price of our Common Stock as reported by the New York Stock Exchange was $4.13. The following table sets forth for the indicated periods the high and low sales prices per share for our Common Stock on the New York Stock Exchange.

2014	High	Low
First Quarter	$8.50	$5.62
Second Quarter	$7.73	$5.33
Third Quarter	$7.03	$5.33
Fourth Quarter	$5.55	$3.41

2013	High	Low
First Quarter	$6.08	$4.94
Second Quarter	$5.70	$4.02
Third Quarter	$6.01	$4.22
Fourth Quarter	$7.30	$4.03

Holders

As of January 31, 2015, there were approximately 1,040 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners.

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

Please see our disclosure in Part III, Item 12 in this report on Form 10-K

Stock Performance Graph

The following performance graph and related information shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return of the Company’s Common Stock during the period commencing December 31, 2009 to December 31, 2014, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company’s Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2009 and assumes, with respect to the S&P 500 Index and the RDG Internet Composite Index, that all dividends were reinvested. The Company has never declared or paid any cash dividends on its stock. Such returns are based on historical results and are not intended to suggest future performance.

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

Issuer Purchases of Equity Securities

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2014, the Company repurchased 7,125,988 shares for a total of $51.9 million, excluding commissions, at an average price of $7.29 per share. No shares repurchases were made in the fourth quarter of 2014. From the date of the inception of this repurchase program through December 31, 2014, the Company repurchased 27,717,428 shares for a total of $158.7 million, excluding commissions, at an average price of $5.73 per share. The Company currently has $41.3 million remaining under this repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2014, excluding discontinued operations from continuing operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.

MONSTER WORLDWIDE, INC.

SELECTED STATEMENT OF OPERATIONS DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue	$770,013	$807,579	$890,392	$993,644	$874,923

Salaries and related, office, general, marketing and promotion	766,509	754,393	817,882	895,162	893,433
Restructuring and other special charges	—	19,995	40,358	4,715	—
Goodwill impairment	325,800	—	—	—	—

Total operating expenses	1,092,309	774,388	858,240	899,877	893,433

Operating (loss) income	(322,296)	33,191	32,152	93,767	(18,510)
(Loss) income from continuing operations	(283,807)	3,509	58,166	66,050	(14,787)
Loss from discontinued operations, net of tax	—	(3,798)	(316,886)	(12,253)	(17,572)

Net (loss) income	(283,807)	(289)	(258,720)	53,797	(32,359)
Net income attributable to noncontrolling interest	5,482	193	—	—	—

Net (loss) income attributable to Monster Worldwide, Inc.	$(289,289)	$(482)	$(258,720)	$53,797	$(32,359)

*Basic (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) income from continuing operations	$(3.29)	$0.03	$0.52	$0.54	$(0.12)
Loss from discontinued operations, net of tax	—	(0.04)	(2.81)	(0.10)	(0.15)

Basic (loss) income per share	$(3.29)	$—	$(2.29)	$0.44	$(0.27)

*Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) income from continuing operations	$(3.29)	$0.03	$0.51	$0.53	$(0.12)
Loss from discontinued operations, net of tax	—	(0.04)	(2.78)	(0.10)	(0.15)

Diluted (loss) income per share	$(3.29)	$—	$(2.27)	$0.43	$(0.27)

*	Earnings per share may not add in certain periods due to rounding

SELECTED BALANCE SHEET DATA (a)

(In thousands)

	At December 31,
	2014	2013	2012	2011	2010
Total current assets	$460,146	$504,065	$579,653	$675,932	$585,371
Total current liabilities	469,314	518,837	584,980	782,963	686,824
Total assets	1,217,151	1,586,257	1,684,865	2,057,998	1,978,002
Long-term debt, net, less current portion	201,821	125,900	145,975	—	40,000
Current portion of long-term debt	9,563	9,375	18,264	188,836	84,500
Noncontrolling interest in subsidiary	54,247	54,474	—	—	—
Total stockholders’ equity	$474,745	$844,145	$880,039	$1,164,127	$1,128,650

(a)	For December 31, 2014, December 31, 2013 and December 31, 2012, the assets and liabilities of discontinued operations, where applicable, are included in total current assets and total current liabilities, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks related to our new strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of this report.

OVERVIEW

Business

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) is a global leader in connecting people to jobs, wherever they are. For more than 20 years, Monster has helped people improve their lives with better jobs, and employers find the best talent. Today, the Company offers services in more than 40 countries, providing some of the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities. Monster continues its pioneering work of transforming the recruiting industry with advanced technology using intelligent digital, social and mobile solutions, including our flagship website monster.com® and a vast array of products and services.

The Company’s services and solutions include: searchable job advertisements; resume database access; recruitment media solutions through its advertising network and partnerships; Twitter Cards and social job distribution; social profile aggregation; and other career-related content. Job seekers can search job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search the Monster resume and social profile databases; and access other career-related services.

In May 2014, Monster revealed its “All the People, All the Jobs” strategy to drive the business and enhance its competitive position. Monster’s new strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.

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

As part of the new strategy, the Company is expanding its job advertising distribution beyond the traditional placement on its own network of sites and its Career Ad Network® to include expanded social distribution. Monster Twitter Cards was launched in the U.S. on July 1, 2014 and in our Tier 1 countries in Europe and in Canada in October 2014. Monster Twitter Cards moves beyond the limitations of a standard Tweet to boost an employer’s integrated social recruiting strategy by automatically Tweeting jobs throughout the day to a company’s or recruiter’s Twitter feed. Monster Twitter Cards provides recruiters with a simple, turn-key way to more effectively message job openings, and drive additional reach, engagement and interaction with individuals on the Twitter platform. Monster Social Ads uses Twitter’s Ads API to provide the first fully automated social recruiting job ad solution featuring additional new targeting from Monster’s proprietary social candidate search capabilities. Monster Social Ads expands the distribution of Twitter Card-based job ads to directly reach potential candidates on Twitter based on career attributes such as occupation or industry type, something previously not possible for recruiters. The Company also plans to add multiple pricing models to its job advertising business, including duration and pay-per-click options which will roll-out in the U.S. and our Tier 1 countries in Europe in the first and second quarters of 2015, respectively. This will create a significant opportunity to serve millions of new customers who seek variable job ad pricing.

Monster is also vastly increasing the number of candidates it delivers for search. With the recent acquisition of TalentBin®, the Company now provides recruiters access to over 130 million candidate profiles aggregated from social sources across the Web, in addition to Monster’s own proprietary database of 25 million searchable resumes. This approach surfaces the truly passive candidates who are not actively seeking a new job. TalentBin by Monster was launched in the U.S. on July 1, 2014 and launched in our Tier 1 countries in Europe and in Canada in October 2014, and is expected to launch in our Tier 2 countries in Europe in early 2015. By harnessing the vast amount of professionally relevant information people share across the social web, TalentBin by Monster surfaces potential job candidates by assembling profiles using current professional activities from relevant sites. By making sense of candidate social activity, and compiling those details into a rich professional profile complete with contact information, recruiters now can find many previously undiscoverable candidates—including those not actively seeking a new job.

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

Monster operates in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. The Company believes its “All the People All the Jobs” strategy addresses this market evolution and positions Monster to achieve long-term growth while controlling the growth of operating expenses.

Recent Developments

“Reallocate to Accelerate”

On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The initiatives currently include a global workforce reduction of approximately 300 associates, or 7% of its full-time staff, consolidation of certain office facilities, and continuing discretionary-spending and office and general expense controls. The Company expects these reductions, currently anticipated to be completed by the end of 2015, to result in annualized savings of approximately $38 million to $45 million. The full impact of the savings will be realized beginning in the fourth quarter of 2015. As a result of these initiatives, the Company expects to record a cumulative pre-tax charge within the range of $18 million to $23 million, all of which is expected to be cash expenditures. The majority of the associated charges are expected to be recorded in the first half of 2015.

Leadership Changes

On November 4, 2014, the Company announced that Timothy Yates, a Director of Monster and formerly its Executive Vice President and Chief Financial Officer, had been appointed President and Chief Executive Officer. Monster also announced that effective November 4, 2014, Mark Stoever, Executive Vice President, Corporate Development and Internet Advertising, had been appointed Executive Vice President and Chief Operating Officer of the Company.

Effective November 4, 2014, Salvatore Iannuzzi resigned as Chief Executive Officer and President of the Company, while continuing to serve as Non-Executive Chairman of the Board of Directors of the Company. On February 10, 2015, Mr. Iannuzzi resigned as Non-Executive Chairman of the Board of Directors and as a director of the Company, effective immediately. Such resignation is not as a result of any disagreement with the Company with respect to the Company’s operations, policies or practices. Pursuant to a letter agreement between Mr. Iannuzzi and the Company, dated November 3, 2014, Mr. Iannuzzi will remain an employee of the Company until June 30, 2015 to facilitate an orderly transition.

Constant Currency Presentation

Revenue from our international operations has historically represented, and we expect will continue to represent, a significant portion of our business. As a result, our revenue growth has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For 2014, in order to provide a framework for assessing how our consolidated and Careers-International operating results performed excluding the impact of foreign currency fluctuations, we additionally present the year-over-year percentage changes on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This constant currency is provided in addition to, and not as a substitute for, the year-over-year percentage changes on an as-reported basis. For 2013, we elected not to use a constant currency presentation for the year-over-year comparisons as foreign currency fluctuations were not material to the comparability of our results of operations.

RESULTS OF OPERATIONS

Consolidated operating results as a percent of revenue, excluding discontinued operations, for the years ended December 31, 2014, 2013 and 2012 are as follows:

	The year ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%

Salaries and related	53.7%	47.0%	45.9%
Office and general	26.9%	25.4%	25.4%
Marketing and promotion	19.0%	21.0%	21.2%
Restructuring and other special charges	0.0%	2.5%	4.5%
Goodwill impairment	42.3%	0.0%	0.0%
Recovery of restitution award from former executive	0.0%	0.0%	(0.6%)

Total operating expenses	141.9%	95.9%	96.4%

Operating (loss) income	(41.9%)	4.1%	3.6%
Gain on deconsolidation of subsidiaries, net	1.5%	0.0%	0.0%
Interest and other, net	(1.1%)	(0.7%)	(0.7%)

(Loss) income before income taxes and loss in equity interests	(41.4%)	3.4%	3.0%
(Benefit from) provision for income taxes	(4.6%)	2.8%	(3.7%)
Loss in equity interests, net	0.0%	(0.1%)	(0.1%)

(Loss) income from continuing operations	(36.9%)	0.4%	6.5%

The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units.

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Consolidated Revenue, Operating Expenses and Operating (Loss) Income

Consolidated revenue, operating expenses and operating (loss) income for the years ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	The year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$770,013	100.0%	$807,579	100.0%	$(37,566)	(4.7%)

Salaries and related	413,143	53.7%	379,406	47.0%	33,737	8.9%
Office and general	206,974	26.9%	205,397	25.4%	1,577	0.8%
Marketing and promotion	146,392	19.0%	169,590	21.0%	(23,198)	(13.7%)
Restructuring and other special charges	—	0.0%	19,995	2.5%	(19,995)	(100.0%)
Goodwill impairment	325,800	42.3%	—	0.0%	325,800	na

Total operating expenses	1,092,309	141.9%	774,388	95.9%	317,921	41.1%

Operating (loss) income	$(322,296)	(41.9%)	$33,191	4.1%	$(355,487)	(1071.0%)

EBITDA	$88,504	11.5%	$123,053	15.2%	(34,549)	(28.1%)
Adjusted EBITDA	$101,207	13.1%	$140,653	17.4%	$(39,446)	(28.0%)

Our consolidated revenue decreased by $37.6 million (4.7%, 4.8% on a constant currency basis) in 2014 compared to 2013. Our Careers-North America segment experienced a $9.3 million (2.1%) decrease primarily due to declines in the government vertical. Our Careers-International segment decreased $19.6 million (6.8%, 7.5% on a constant currency basis) due to the continued challenging economic environment in certain countries in Europe and Asia. Our Internet Advertising & Fees segment experienced a decrease of $8.7 million (11.9%) due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies. We are pleased with the bookings performance in the second half of 2014, particularly in our Careers-North America segment, and expect these trends to continue into 2015.

Salaries and related expenses increased $33.7 million (8.9%, 8.8% on a constant currency basis), in the 2014 compared to 2013. This increase in salaries and related expenses resulted primarily from increased regular salary costs resulting from headcount additions in the Company’s quota-bearing sales force as part of the new strategy, charges associated with the resignation of our former Chief Executive Officer and President, effective November 4, 2014, as well as increased stock based compensation expense.

Office and general expenses remained relatively flat when comparing 2014 to 2013 on both an as-reported and constant currency basis.

Marketing and promotion expenses decreased $23.2 million (13.7%, 14.0% on a constant currency basis) in 2014 compared to 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

The Company incurred $20.0 million of restructuring and other special charges in 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs as a result of our restructuring program which was announced in November 2012. No charges were incurred in 2014 relating to this program.

In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, management concluded that the carrying amount of goodwill exceeded its estimated fair value for both its Careers-North America and Internet Advertising & Fees reporting units. As a result, the Company recorded a pre-tax goodwill impairment charge of $325.8 million during the fourth quarter of 2014 ($263.0 million and $62.8 million in the Careers-North America and Internet Advertising & Fees segments, respectively). See Note 5 – Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.

Our consolidated operating loss was $322.3 million in 2014, compared to operating income of $33.2 million in 2013, as a result of the factors discussed above.

Our consolidated EBITDA and Adjusted EBITDA was $88.5 million and $101.2 million, respectively, in 2014, compared to consolidated EBITDA and Adjusted EBITDA of $123.1 million and $140.7 million, respectively, in 2013, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating (loss) income to EBITDA and Adjusted EBITDA.

Careers-North America

The operating results of our Careers-North America segment for the years ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	The year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$436,946	100.0%	$446,274	100.0%	$(9,328)	(2.1%)

Salaries and related	196,784	45.0%	179,176	40.1%	17,608	9.8%
Office and general	101,367	23.2%	97,791	21.9%	3,576	3.7%
Marketing and promotion	74,089	17.0%	94,761	21.2%	(20,672)	(21.8%)
Restructuring and other special charges	—	0.0%	9,537	2.1%	(9,537)	(100.0%)
Goodwill impairment	263,000	60.2%	—	0.0%	263,000	na

Total operating expenses	635,240	145.4%	381,265	85.4%	253,975	66.6%

Operating (loss) income	$(198,294)	(45.4%)	$65,009	14.6%	$(263,303)	(405.0%)

Our Careers—North America segment revenue decreased $9.3 million (2.1%) in 2014 compared to 2013. The decrease in the Careers-North America segment is primarily due to declines in the government vertical, partially offset by increased business activity from our ecommerce, recruitment media, newspaper and staffing sectors. We have been pleased with the booking performance in the second half of 2014, with nearly all verticals, excluding government, increasing year over year.

Salaries and related expenses increased $17.6 million (9.8%) in 2014 compared to 2013. This increase in salaries and related expenses resulted primarily from $11.6 million of increased regular salary costs resulting from headcount additions in the Company’s quota-bearing sales force and other selective headcount additions as part of the new strategy, as well as $1.4 million of increased stock based compensation expense.

Office and general expenses increased $3.6 million (3.7%) in 2014 compared to 2013. This increase in office and general expenses resulted primarily from $6.2 million in charges related to exited facilities, an increase of $2.1 million resulting from additional costs to support our new product portfolio, and an impairment charge of $1.0 million on an indefinite-lived intangible asset recognized in the fourth quarter of 2014. These increases were partially offset by $5.4 million of decreased amortization expense resulting from the amortization period of certain intangible assets associated with a previous acquisition ending in the third quarter of 2013.

Marketing and promotion expenses decreased $20.7 million (21.8%) in 2014 compared to 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.

Our Careers-North America segment incurred $9.5 million of restructuring and other special charges in 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs as a result of our restructuring program announced in November 2012. No charges were incurred in 2014 relating to this program.

In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, management concluded that the carrying amount of goodwill exceeded its estimated fair value for its Careers-North America reporting unit. As a result, the Company recorded a pre-tax goodwill impairment charge of $263.0 million in our Careers-North America segment during the fourth quarter of 2014. See Note 5—Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.

Our Careers—North America operating loss was $198.3 million in 2014, compared to operating income of $65.0 million in 2013, as a result of the factors described above.

Careers-International

The operating results of our Careers-International segment for the years ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	The year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$269,064	100.0%	$288,623	100.0%	$(19,559)	(6.8%)

Salaries and related	155,319	57.7%	151,371	52.4%	3,948	2.6%
Office and general	76,160	28.3%	80,878	28.0%	(4,718)	(5.8%)
Marketing and promotion	62,714	23.3%	67,104	23.2%	(4,390)	(6.5%)
Restructuring and other special charges	—	0.0%	7,866	2.7%	(7,866)	(100.0%)

Total operating expenses	294,193	109.3%	307,219	106.4%	(13,026)	(4.2%)

Operating loss	$(25,129)	(9.3%)	$(18,596)	(6.4%)	$(6,533)	35.1%

Our Careers—International segment revenue decreased $19.6 million (6.8%, 7.5% on a constant currency basis) in 2014 compared to 2013 with Europe and Asia decreasing 7.9% and 3.6%, respectively (8.7% and 4.1% on a constant currency basis, respectively). The reductions within Europe related primarily to Germany and the Netherlands in addition to the Eastern European countries no longer being included in our consolidated results due to the new joint venture with Alma Media. Bookings in Europe stabilized in the fourth quarter of 2014, with flat year over year results on a constant currency basis. In Asia, Korea and India showed improving results in the second half of 2014, with both countries showing year over year bookings growth.

Salaries and related expenses increased $3.9 million (2.6%, 2.0% on a constant currency basis) in 2014 compared to 2013. This increase in salaries and related expenses resulted primarily from $2.4 million in increased regular salary costs relating to selective headcount additions as part of the new strategy and increased stock based compensation expense.

Office and general expenses decreased $4.7 million (5.8%, 6.8% on a constant currency basis) in 2014 compared to 2013. This decrease in office and general expenses resulted primarily from $3.7 million of decreased depreciation and amortization expense.

Marketing and promotion expenses decreased $4.4 million (6.5%, 7.9% on a constant currency basis) in 2014 compared to 2013. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

Our Careers-International segment incurred $7.9 million of restructuring and other special charges in 2013, comprised primarily of severance costs as a result of our restructuring program announced in November 2012. No charges were incurred in 2014 relating to this program.

Our Careers-International operating loss was $25.1 million in 2014, compared to an operating loss of $18.6 million in 2013, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	The year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$64,003	100.0%	$72,682	100.0%	$(8,679)	(11.9%)

Salaries and related	26,853	42.0%	26,590	36.6%	263	1.0%
Office and general	13,495	21.1%	13,666	18.8%	(171)	(1.3%)
Marketing and promotion	9,479	14.8%	7,593	10.4%	1,886	24.8%
Restructuring and other special charges	—	0.0%	341	0.5%	(341)	(100.0%)
Goodwill impairment	62,800	98.1%	—	0.0%	62,800	na

Total operating expenses	112,627	176.0%	48,190	66.3%	64,437	133.7%

Operating (loss) income	$(48,624)	(76.0%)	$24,492	33.7%	$(73,116)	(298.5%)

Revenue in our Internet Advertising & Fees segment decreased $8.7 million (11.9%) in 2014 compared to 2013 due to a reduction of revenue from display advertising business activities as we optimize seeker experience on Monster for maximum quality applies.

Marketing and promotion expenses increased $1.9 million (24.8%) in 2014 compared to 2013. This increase in marketing costs is primarily associated with additional costs to increase the audience for our lead generation delivery.

In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, management concluded that the carrying amount of goodwill exceeded its estimated fair value for its Internet Advertising & Fees reporting unit. As a result, the Company recorded a pre-tax goodwill impairment charge of $62.8 million in our Internet Advertising & Fees segment during the fourth quarter of 2014. See Note 5 —Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.

All other operating expenses remained relatively flat when comparing 2014 to 2013.

Our Internet Advertising & Fees segment’s operating loss was $48.6 million in 2014, compared to operating income of $24.5 million in 2013, as a result of the factors discussed above.

Interest and other, net

Interest and other, net, for the year ended December 31, 2014 and 2013 resulted in an expense of $8.6 million and $5.8 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, interest income associated with the Company’s various investments and foreign currency gains or losses.

Gain on deconsolidation of subsidiaries, net

During the first quarter of 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 11 – Deconsolidation of Subsidiaries of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.

Income taxes

Income taxes for the years ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	The year ended December 31,
	2014	2013	Change in Dollars	Percentage Change
(Loss) income before income taxes and loss in equity interests	$(319,020)	$27,421	$(346,441)	(1263.4%)

(Benefit from) provision for income taxes	$(35,291)	$23,004	$(58,295)	(253.4%)

Effective tax rate	11.1%	84.0%

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in the United States and various tax jurisdictions outside of the United States. Accordingly our tax rate is a composite rate, reflecting the earnings and losses in the various tax jurisdictions and the applicable rates. The federal tax rate in the United States is 35%, and tax rates in foreign countries in which we do business vary from approximately 17% to 35%.

Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances, the accrual of interest on tax liabilities, and certain other items, as described below, which in 2014 included impairment charges on goodwill that had no tax basis. Our business has experienced a shift in the relative proportion of revenue and income to the United States, and during both 2014 and 2013, the Company has incurred operating losses in certain international markets, particularly Europe. International corporate income tax rates are generally lower than the U.S. tax rates. The shift in the global mix of income towards less international income or increased international losses in countries with lower tax rates than the U.S. has contributed towards an increase in our overall effective tax rate.

Primarily as a result of weakness in certain international markets, the Company has in the past recorded valuation allowances on certain deferred tax assets for international tax net operating loss carryovers. In addition, in 2014 the Company has concluded that it needed to increase the valuation allowance by $16 million due to lowered expectations for the utilization of U.S. foreign tax credit carryovers. The lowered expectations were driven by continued weakness in international markets and increased financing costs. Overall, the tax provision was increased by approximately $25 million and $5.2 million due to valuation allowances in the years ended December 31, 2014 and 2013, respectively. The determination of tax valuation allowances requires significant judgment and depends on many factors outside of our control. The valuation allowance may be increased in the future if actual operating results do not conform to expectations and assumptions.

In the fourth quarter of 2014, the Company recorded a pre-tax charge for impairment of goodwill in the amount of $325.8 million. As a result, the Company recorded a deferred tax benefit of $62.8 million with respect to the portion of impaired goodwill which is deductible for tax purposes. See Note 5 – Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.

In addition, in 2014, the tax provision was increased by $5.5 million on the $11.8 million pre-tax gain related to the deconsolidation of our subsidiaries in Poland, Hungary and Czech Republic, and the formation of a new joint venture with our existing partner in Finland, Alma Media Corporation. See Note 11 – Deconsolidation of Subsidiaries of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. The transaction, which is accounted for as a sale of a noncontrolling interest resulted in a sale for tax purposes. A tax provision of $30.9 million was recorded as a result of the transaction of which $12.7 million was charged to stockholder’s equity and $18.1 million was charged to the continuing operations tax provision. See Note 3 – Noncontrolling Interest of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.

Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. We may engage in internal restructurings or reorganizations in the future. We consider many factors when evaluating these transactions. These transactions may adversely impact our overall tax rate and result in additional cash tax payments. Our future tax rates may be adversely impacted if the Company has insufficient accumulated realized excess tax benefits from vested stock-based compensation such that future tax deficiencies caused by awards vesting at prices below the original grant price are charged to the income tax provision. At December 31, 2014, the Company has no remaining accumulated excess realized tax benefits.

Our filed tax returns are subject to examination by the United States Internal Revenue Service (“IRS”) and other tax authorities. The Company recently completed a tax examination with the IRS through the year 2011. No material adjustments to reported income were made. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. During 2014, the Company recognized previously unrecognized tax positions of $2.5 million, which on a net of tax basis favorably impacted the effective rate by $1.1 million, primarily as a result of lapses of statutes of limitations. The Company also reversed accrued interest on unrecognized tax positions of $1.5 million, which favorably impacted the effective rate by $0.9 million. The tax matters reversed relate primarily to allocation of income among jurisdictions. The Company estimates that is reasonably possible that unrecognized tax positions may be reduced by an amount ranging from $0 to $15 million in the next twelve months due to settlement of examinations or lapse of statute of limitations. The tax matters relate to allocation of income between tax jurisdictions and the amount of tax loss carryovers.

Loss in equity interests, net

Loss in equity interests, net, for the year ended December 31, 2014 and 2013 was $0.1 million and $0.9 million, respectively. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. See Note 11 – Deconsolidation of Subsidiaries of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K. The Company also has a 50% equity interest in a company located in Australia.

Net income attributable to noncontrolling interest

In December 2013, the Company sold a 49.99% interest in JobKorea, its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintains a controlling interest in the subsidiary, the Company will consolidates the results of JobKorea in its consolidated financial statements. The noncontrolling interest’s share of (loss) income from continuing operations and net loss was $5.5 million and $0.2 million for the year ended December 31, 2014 and 2013, respectively.

Loss from discontinued operations, net of tax

For the year ended December 31, 2013, the Company reported a loss from discontinued operations, net of tax, of $3.8 million. Included in the results from discontinued operations are the results of our operations for Careers-China, Latin America and Turkey. There was no such loss recognized in 2014.

Net loss attributable to Monster Worldwide, Inc.

As a result of the factors discussed above, our consolidated net loss was $283.8 million in 2014, compared to a net loss of $0.3 million in 2013. Net loss attributable to Monster Worldwide, Inc. was $289.3 million and $0.5 million in 2014 and 2013, respectively.

Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.

Diluted loss per share attributable to Monster Worldwide, Inc. in 2014 was $3.29 compared to break-even diluted earnings per share attributable to Monster Worldwide, Inc. in 2013. Diluted weighted average shares outstanding for the year ended December 31, 2014 and 2013 was 88.0 million shares and 107.9 million shares, respectively. During the year ended December 31, 2014, the Company repurchased 7.1 million shares as part of its previously announced share repurchase program.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense, non-cash impairment charges, and non-cash costs incurred with the Company’s restructuring programs. Adjusted EBITDA is defined as EBITDA plus charges related to exited facilities, acquisition related costs, costs incurred related to the Company’s review of strategic alternatives, separation charges primarily associated with the resignation of our former Chief Executive Officer, effective November 4, 2014, and costs incurred relating to the November 2012 restructuring.

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

A reconciliation of operating (loss) income to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	The year ended December 31,
	2014	2013
Operating (loss) income	$(322,296)	$33,191
Goodwill impairment(1)	325,800	—
Depreciation expense	46,019	49,922
Stock based compensation expense(4)	35,357	25,391
Amortization of intangibles	2,624	9,234
Impairment of indefinite-lived intangible(1)	1,000
Restructuring non-cash expenses(5)	—	5,315

EBITDA	88,504	123,053

Facilities costs(2)	7,729	—
Fees associated with strategic alternatives(3)	—	2,920
Separation charges(4)	4,974	—
Restructuring and other special charges, less non-cash items(5)	—	14,680

Adjusted EBITDA	$101,207	$140,653

(1)	In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, management concluded that the carrying amount of goodwill exceeded its estimated fair value for both its Careers-North America and Internet Advertising & Fees reporting units. As a result, the Company recorded a pre-tax goodwill impairment charge of $325.8 million during the fourth quarter of 2014. In addition, the Company recorded an impairment charge of $1.0 million on an indefinite-lived intangible asset in the fourth quarter of 2014.
(2)	The Company incurred $7.7 million of charges associated with exited facilities in 2014. The majority of these charges related to facility charges associated with the consolidation of multiple offices into the Company’s new corporate headquarters in Weston, Massachusetts.
(3)	On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. During 2013, the Company incurred $2.9 million of costs related to the review of strategic alternatives.
(4)	The Company incurred $5.0 million of separation charges in 2014. The charges primarily relate to the resignation of the Company’s former Chief Executive Officer, effective November 4, 2014. In addition, in connection with the former Chief Executive Officer’s resignation, the Company accelerated the vesting of 160,501 RSA’s and 2,250,000 RSU’s, resulting in $4,354 of additional non-cash compensation.
(5)	On November 8, 2012, the Company announced actions to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The restructuring actions included reducing the Company’s workforce, consolidating certain office facilities and impairing certain fixed assets. The Company incurred $20.0 million of restructuring costs (including $5.3 million of non-cash expenses) in 2013 relating to this program.

The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Consolidated Revenue, Operating Expenses and Operating Income

Consolidated revenue, operating expenses and operating income for the years ended December 31, 2013 and 2012 were as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2013	%of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$807,579	100.0%	$890,392	100.0%	$(82,813)	(9.3%)

Salaries and related	379,406	47.0%	408,305	45.9%	(28,899)	(7.1%)
Office and general	205,397	25.4%	226,601	25.4%	(21,204)	(9.4%)
Marketing and promotion	169,590	21.0%	188,326	21.2%	(18,736)	(9.9%)
Restructuring and other special charges	19,995	2.5%	40,358	4.5%	(20,363)	(50.5%)
Recovery of restitution award from former executive	—	0.0%	(5,350)	(0.6%)	5,350	100.0%

Total operating expenses	774,388	95.9%	858,240	96.4%	(83,852)	(9.8%)

Operating income	$33,191	4.1%	$32,152	3.6%	$1,039	3.2%

EBITDA	$123,053	15.2%	$132,148	14.8%	$(9,095)	(6.9%)
Adjusted EBITDA	$140,653	17.4%	$164,272	18.4%	$(23,619)	(14.4%)

Our consolidated revenue decreased by $82.8 million (9.3%) in 2013 compared to 2012. This decrease resulted primarily from our Careers-International segment, with a $62.5 million (17.8%) reduction in revenue. The economic environment in Europe and Asia continued to be challenging in 2013.

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

Careers-China, Latin America and Turkey, which had previously been included in the Company’s consolidated statement of operations, were reclassified as discontinued operations for all periods presented. Please see Note 7 – Discontinued Operations of the Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.

Our consolidated operating income, excluding discontinued operations, was $33.2 million in 2013, compared to operating income of $32.2 million in 2012, as a result of the factors discussed above.

Our consolidated EBITDA and Adjusted EBITDA were $123.1 million and $140.7 million in 2013, respectively, compared to consolidated EBITDA and Adjusted EBITDA of $132.1 million and $164.3 million in 2012, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating income to EBITDA and Adjusted EBITDA.

Careers-North America

The operating results of our Careers-North America segment for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	The year ended December 31,
	2013	%of Revenue	2012	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$446,274	100.0%	$462,962	100.0%	$(16,688)	(3.6%)

Salaries and related	179,176	40.1%	184,336	39.8%	(5,160)	(2.8%)
Office and general	97,791	21.9%	103,206	22.3%	(5,415)	(5.2%)
Marketing and promotion	94,761	21.2%	111,764	24.1%	(17,003)	(15.2%)
Restructuring and other special charges	9,537	2.1%	20,970	4.5%	(11,433)	(54.5%)

Total operating expenses	381,265	85.4%	420,276	90.8%	(39,011)	(9.3%)

Operating income	$65,009	14.6%	$42,686	9.2%	$22,323	52.3%

Our Careers-North America segment revenue experienced a $16.7 million (3.6%) decrease in 2013 when compared to 2012. This decrease was due to a reduction of revenue from our field sales customers, partially offset by increased business activity from our e-Commerce and government sectors.

Salaries and related expenses decreased $5.2 million (2.8%) in 2013 compared to 2012. This decrease in salaries and related expenses resulted primarily from $4.7 million of decreased regular salary and other headcount related costs as a result of our restructuring programs.

Office and general expenses decreased $5.4 million (5.2%) in 2013 compared to 2012. This decrease in office and general expenses resulted primarily from decreased travel expenses of $2.8 million, decreased occupancy costs of $1.0 million resulting from our restructuring programs, and decreased amortization expense of $3.0 million resulting from the amortization period of certain intangible assets associated with a previous acquisition ending during the third quarter of 2013. These reductions were partially offset by increased consulting fees of $2.0 million related to our government business.

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

Careers-International

The operating results of our Careers-International segment for the years ended December 31, 2013 and 2012 were as follows (excluding discontinued operations) (dollars in thousands):

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

Our Careers-International segment revenue decreased $62.5 million (17.8%) in 2013 compared to 2012. The reduction in our Careers-International segment was primarily driven by decreases within Europe where revenue decreased 20.0% compared to 2012, principally in Germany, France, UK, Netherlands and Sweden. Our key Asian markets, Korea and India, also continued to be impacted by global economic uncertainty with revenue declines of 10.5% compared to 2012. The economic environment in Europe and Asia continued to be challenging in 2013.

Salaries and related expenses decreased $12.3 million (7.5%) in 2013 compared to 2012. This decrease in salaries and related expenses resulted primarily from $9.0 million in decreased regular salary and other headcount related costs due to our restructuring programs, and $2.2 million of decreased variable compensation costs for the Company’s sales force.

Office and general expenses decreased $9.9 million (10.9%) in 2013 compared to 2012. This decrease in office and general expenses resulted primarily from $6.5 million of decreased professional fees in the UK related to our government services, and decreased travel expenses of $3.5 million, partially offset by increased depreciation expense of $0.7 million primarily related to capital expenditures made in 2012 associated with our UK government business.

Marketing and promotion decreased $0.5 million (0.7%) in 2013 compared to 2012. The Company continued to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.

In 2013, we incurred $7.9 million of restructuring and other special charges comprised mainly of severance costs as a result of our restructuring program announced in November 2012.

Our Careers-International operating loss was $18.6 million in 2013, compared to operating income of $13.1 million in 2012, as a result of the factors discussed above.

Internet Advertising & Fees

The operating results of our Internet Advertising & Fees segment for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

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

Interest and other, net

Interest and other, net, for the year ended December 31, 2013 and 2012 resulted in an expense of $5.8 million and $5.9 million, respectively. Interest and other, net, primarily related to interest expense on the Company’s outstanding debt, interest income associated with the Company’s various investments, and foreign currency gains or losses.

Income taxes

Income taxes for the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	The year ended December 31,
	2013	2012	Change in Dollars	Percentage Change
Income before income taces and loss in equity interest	$27,421	$26,269	$1,152	4.4%

Provision for (benefit from) income taxes	$23,004	$(32,978)	$55,982	(169.8%)

Effective tax rate	84.0%	na

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

Our effective tax rates differed from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses, foreign earnings taxed at different tax rates, valuation allowances, the accrual of interest on tax liabilities and other items, as described below. Our business has experienced a shift in the relative proportion of revenue and profitability to the United States and, during 2013, the Company incurred losses in certain international markets, particularly Europe. International corporate income tax rates are generally lower than the U.S. tax rates. The shift in the global mix of income towards less international income or increased international losses in countries with lower tax rates than the U.S. has contributed towards an increase in our overall effective tax rate. Primarily as a result of weakness in certain international markets the Company has recorded valuation allowances on certain deferred tax assets for operating losses and foreign tax credit carryovers. The tax provision was increased by approximately $5.2 million in 2013 due to valuation allowances in the year ended December 31, 2013.

Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. We may engage in internal restructurings or reorganizations in the future. We consider many factors when evaluating these transactions. These transactions may adversely impact our overall tax rate and result in additional cash tax payments. Our future tax rates may be adversely impacted if the Company has insufficient accumulated realized excess tax benefits from vested stock-based compensation such that future tax deficiencies caused by awards vesting at prices below the original grant price are charged to the income tax provision. Excess accumulated benefits recorded in stockholders’ equity at December 31, 2013 amounted to $2.0 million.

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. The transaction, which was accounted for as a sale of a noncontrolling interest, resulted in a sale for tax purposes. A tax provision of $30.9 million was recorded as a result of the transaction, of which $12.7 million was charged to stockholder’s equity and $18.1 million was charged to the continuing operations tax provision. See Note 3 – Noncontrolling Interest of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.

Our filed tax returns are subject to examination by the United States Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. During 2013, the Company recognized previously unrecognized tax positions of $13.0 million, which on a net of tax basis favorably impacted the effective rate by $12.4 million as a result of settlements of tax examinations and lapses of statutes of limitations. The Company also reversed accrued interest on unrecognized tax positions of $3.2 million, which favorably impacted the effective rate by $2.0 million. The tax matters reversed related primarily to characterization of certain intercompany loans for tax purposes and allocation of income among jurisdictions.

Loss in equity interests, net

Loss in equity interests, net, for the year ended December 31, 2013 and 2012 was $0.9 million and $1.1 million, respectively. The Company’s equity investments consisted of a 50% equity interest in a company located in Australia and a 25% equity interest in a company located in Finland.

Net income attributable to noncontrolling interest

In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintains a controlling interest in the subsidiary, the Company continues to consolidate the results of JobKorea Ltd. in its consolidated financial statements. The noncontrolling interest’s share of income from continuing operations and net loss was $0.2 million for the year ended December 31, 2013.

Loss from discontinued operations, net of tax

For the year ended December 31, 2013 and 2012, the Company reported a loss from discontinued operations, net of tax, of $3.8 million and $316.9 million, respectively. Included in the results from discontinued operations were the results of our operations for Careers-China, Latin America and Turkey.

Net loss attributable to Monster Worldwide, Inc.

As a result of the factors discussed above, our consolidated net loss was $0.3 million in 2013, compared to a net loss of $258.7 million in 2012. Net loss attributable to Monster Worldwide, Inc. was $0.5 million as of December 31, 2013.

Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.

Diluted earnings per share attributable to Monster Worldwide, Inc. in 2013 was break-even compared to diluted loss per share attributable to Monster Worldwide, Inc. of $2.27 in 2012. Diluted weighted average shares outstanding for the year ended December 31, 2013 and 2012 was 107.9 million shares and 114.0 million shares, respectively. During the year ended December 31, 2013, the Company repurchased 20.6 million shares as part of its previously announced share repurchase program.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures

EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense, non-cash impairment charges, and non-cash restructuring costs. Adjusted EBITDA is defined as EBITDA plus costs incurred related to the Company’s review of strategic alternatives, costs incurred relating to the November 2012 restructuring, less the recovery of a restitution award from a former executive.

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

A reconciliation of operating income to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	The year ended December 31,
	2013	2012
Operating Income	$33,191	$32,152
Depreciation expense	49,922	51,926
Stock based compensation expense	25,391	28,174
Amortization of intangibles	9,234	12,353
Restructuring non-cash expenses	5,315	7,543

EBITDA	123,053	132,148

Fees associated with strategic alternatives(1)	2,920	4,659
Restructuring and other special charges, less non-cash items(2)	14,680	32,815
Recovery of restitution award from former executive(3)	—	(5,350)

Adjusted EBITDA	$140,653	$164,272

(1)	On March 1, 2012, the Company announced that it had resolved to explore strategic alternatives to maximize value for the Company’s stockholders. The Company incurred $2.9 million and $4.7 million of costs related to the review of strategic alternatives in 2013 and 2012, respectively.
(2)	On November 8, 2012, the Company announced actions to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The restructuring actions included reducing the Company’s workforce, consolidating certain office facilities and impairing certain fixed assets. The Company incurred $20.0 million and $40.4 million of restructuring costs in 2013 and 2012, respectively, related to this program (including $5.3 million and $7.5 million of non-cash expenses in 2013 and 2012, respectively).
(3)	In the first quarter of 2012, the Company recorded $5.4 million from the United States Department of Justice (“DOJ”) for partial restitution of damages caused to the Company in connection with the Company’s historical stock option granting practices of which the Company’s former Chief Operating Officer had been convicted of securities fraud in May 2009. This amount had been previously remitted to the DOJ by the Company’s former Chief Operating Officer as a civil forfeiture to the United States Federal Government

Financial Condition

The following table details our cash and cash equivalents (dollars in thousands):

	December 31,		Change in
	2014	2013	Dollars	Percentage
Cash and cash equivalents	$94,297	$88,581	$5,716	6.5%

Percentage of total assets	7.7%	5.6%

As of December 31, 2014, we had cash and cash equivalents of $94.3 million compared to $88.6 million as of December 31, 2013. Our increase in cash and cash equivalents of $5.7 million in 2014 primarily resulted from $82.8 million of cash provided by operating activities, $65.3 million of net new borrowings on our term loan and credit facilities and $122.5 million of net proceeds, after deducting fees, expenses and the cost of the capped call transactions, from the sale of our 3.50% convertible senior notes due 2019, partially offset by $47.5 million of net payments on our term loan and credit facilities, $27.0 million of payments for acquisitions, net of cash acquired, $39.8 million of capital expenditures, the repurchase of $52.1 million of the Company’s common stock, $6.5 million of cash contributed in connection with our joint venture with Alma Media, a $3.0 million dividend paid to the minority shareholder in Korea, and $10.6 million of tax withholdings related to vesting of stock awards.

Cash Flows

Consolidated cash flows for the year ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	The year ended December 31,		Change in
	2014	2013	Dollars	Percentage
Net cash provided by operating activities	$82,755	$33,822	$48,933	144.7%
Net cash used for investing activities	$(80,066)	$(38,882)	$41,184	105.9%
Net cash provided by (used for) financing activities	$7,657	$(49,772)	$57,429	115.4%
Effects of exchange rates on cash	$(4,630)	$(4,772)	$142	3.0%

Cash provided by operating activities was $82.8 million for the year ended December 31, 2014, an increase of $48.9 million from the $33.8 million of cash provided by operating activities for the year ended December 31, 2013. This increase was driven by increased cash flows of $52.6 million relating to working capital items, primarily resulting from cash outflows in 2013 related to our 2012 restructuring program, and increased collections on our accounts receivable.

Cash used for investing activities was $80.1 million for the year ended December 31, 2014, an increase of $41.2 million from cash used for investing activities of $38.9 million for the year ended December 31, 2013. This increase resulted primarily from $27.0 million of payments for acquisitions, net of cash acquired, $6.5 million of cash contributed in connection with our joint venture with Alma Media, and increased capital expenditures of $7.2 million in 2014, primarily due to our new corporate headquarters in Weston, Massachusetts.

Cash provided by financing activities was $7.7 million for the year ended December 31, 2014, an increase of $57.4 million from cash used for financing activities of $49.8 million for the year ended December 31, 2013. This increase resulted primarily from $122.5 million of net proceeds, after deducting fees, expenses and the cost of the capped call transactions, from the sale of our 3.50% convertible senior notes due 2019, the repurchase of $55.1 million less of the Company’s Common Stock in 2014, partially offset by $86.5 million of net proceeds from the sale of a noncontrolling interest in our South Korean subsidiary which occurred in 2013, and $18.6 million of additional net payments on our term loan and credit facilities in 2014.

Liquidity and Capital Resources

Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions; (iv) capital expenditures; and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and commercial paper that matures within three months of its origination date. Due to the turmoil in the financial markets, we have redeployed our excess cash during 2012, 2013 and 2014 in conservative investment vehicles such as U.S. treasury bills, money market funds that invest solely in U.S. treasuries, top foreign sovereign regional, national and supra-national bank debt obligations and bank deposits at prime money center banks. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100 million revolving credit facility and $90 million term loan facility, providing for a total of $190 million in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement in conjunction with the proceeds from the Notes (as defined below). Each of the revolving credit facility and the term loan facility matures on October 31, 2017. The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2.25 million payable on each of March 31, 2015, June 30, 2015, and September 30, 2015, $2.8 million payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3.4 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement will be used to refinance the obligations under the existing credit agreement and for general corporate purposes.

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

On February 5, 2015, the Company entered into an amendment of the Third Amended Credit Agreement to provide the Company with flexibility in connection with its “Reallocate to Accelerate” cost savings initiatives. The amendment provides that up to $20 million of costs and restructuring charges incurred during the fiscal year ending December 31, 2015 will be added back to Consolidated EBITDA, which is a component of the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio.

As of December 31, 2014, based on the maximum allowed consolidated leverage, $26.9 million of the Company’s revolving credit facility was available under the Third Amended Credit Agreement.

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

The Notes are unsecured, senior obligations of Monster, and interest is payable semi-annually at a rate of 3.50% per annum. The Notes will mature on October 15, 2019, unless converted or repurchased in accordance with their terms prior to such date. Prior to January 15, 2019, the Notes are convertible at the option of holders only upon the occurrence of specified events or during certain periods; thereafter, until the second scheduled trading day prior to maturity, the Notes will be convertible at the option of holders at any time.

The conversion rate for the Notes is initially 187.7405 shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. Unless and until Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock, Monster will settle conversions of the Notes by paying cash up to the principal amount of any converted Notes and delivering Common Stock and/or paying cash in respect of any remaining conversion obligation, and the number of shares of Common Stock issuable upon conversion of the Notes will be subject to such cap. If Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock on the date the Notes were priced, Monster will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Monster does not have the right to redeem the Notes prior to maturity.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component is the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which has been assigned to the equity component and recorded as a debt discount. The debt discount is being amortized using the effective interest method.

The capped call transactions are expected generally to reduce potential dilution to the Common Stock and/or offset cash payments Monster would have to make in excess of the principal amount of any converted Notes in the event that the market price per share of Common Stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which will initially correspond to the conversion price of the Notes and be subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The cap price under the capped call transaction is initially $7.035 per share, and is subject to certain adjustments under the terms of the capped call transaction. The capped call transaction have been included as a net reduction to additional paid-in capital within stockholders’ equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity .

See Note 14 – Long-Term Debt of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Income Taxes

The Company maintains a significant portion of its cash outside the United States which is in subsidiaries for which the Company has asserted its earnings to be indefinitely reinvested in foreign operations. The Company evaluates its reinvestment assertions each reporting period. The Company has asserted to be indefinitely reinvested with respect to all foreign subsidiaries, with the exception of its investment in South Korea.

In November 2013, the Company sold 49.99% of its interest in its South Korean subsidiary to a private equity investor. Aggregate proceeds from the sale were approximately $90.0 million which was received in the United States. The Company’s remaining 50.01% interest in its South Korean subsidiary is treated as a partnership for U.S. tax purposes such that the Company’s 50.01% share of income passes through to the United States for tax reporting purposes whether distributed or not. In April 2014, the Company received a distribution of $3.0 million from its South Korean investment, and is likely to continue to receive distributions in the future.

The amount of cash in subsidiaries offshore for which the Company maintains the indefinite reinvestment assertion at December 31, 2014, was approximately $66.0 million. While we have not determined the total United States and foreign tax liabilities on such a repatriation, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any on the portion characterized as a taxable dividend for United States tax purposes. Repatriations may be subject to local country withholding taxes, which we estimate can generally range from 0 to 20%, depending on the form of repatriation. The Company is presently contemplating cost savings initiatives in offshore markets and is not likely to repatriate while there is a need for cash offshore for such initiatives. The Company intends to fulfill its domestic liquidity needs by borrowing from its credit facility in the United States should additional liquidity needs arise.

In 2014, the Company incurred a net operating loss in the United States and did not pay U.S. Federal income tax. For 2015, the Company expects to use existing loss and tax credit carryovers to offset most cash income tax liabilities. The Company expects to pay cash tax in certain profitable international markets on a quarterly basis.

Restructuring Activities

Throughout 2012, we undertook a series of restructuring actions in order to improve the Company’s long-term growth prospects and profitability in its core markets. We completed the initiatives associated with these restructuring actions in the first quarter of 2013, and the Company will not incur any new charges in the future relating to these programs.

On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The initiatives currently include a global workforce reduction of approximately 300 associates, or 7% of its full-time staff, consolidation of certain office facilities, and continuing discretionary-spending and office and general expense controls. The Company expects these reductions, currently anticipated to be completed by the end of 2015, to result in annualized savings of approximately $38 million to $45 million. The full impact of the savings will be realized beginning in the fourth quarter of 2015. As a result of these initiatives, the Company expects to record a cumulative pre-tax charge within the range of $18 million to $23 million, all of which is expected to be cash expenditures. The majority of the associated charges are expected to be recorded in the first half of 2015.

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

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2014, the Company repurchased 7.1 million shares for a total of $51.9 million, excluding commissions, at an average price of $7.29 per share. No shares repurchases were made in the fourth quarter of 2014. From the date of the inception of this repurchase program through December 31, 2014, the Company repurchased 27.7 million shares for a total of $158.7 million, excluding commissions, at an average price of $5.73 per share. The Company currently has $41.3 million remaining under this repurchase program.

Contractual Obligations

The commitments as of December 31, 2014 related to our continuing and discontinued operations are as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 years
Operating Leases	$192,389	$36,280	$59,597	$45,661	$50,851
Purchase commitments – advertising contracts	10,584	8,720	1,864	—	—
Principal Payments	231,500	9,563	78,187	143,750	—
Interest Payments	37,525	8,776	23,596	5,128	25
Software Financing	14,369	5,315	6,130	2,924	—
Other	11,793	5,356	5,253	1,184	—

Total	$498,160	$74,010	$174,627	$198,647	$50,876

In addition to the cash commitments above, we also have $54.6 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable given the many variables related to these liabilities. Please see Note 17 – Income Taxes of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of information related to long-term income taxes payable.

Off-Balance Sheet Arrangements

Other than certain contractual obligations listed above, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See Note 18 – Commitments of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.

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

Our significant accounting policies are discussed in Note 1- Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue on agreements in accordance with ASC 605, Revenue Recognition.

Careers-North America and Careers-International. Our Careers-North America and Careers-International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume and social profile databases, recruitment media services, applicant tracking services, online career-related solutions provided through a “Software as a Service” (“SaaS”) offering and other career-related services.

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

We recognize revenue at the time that job postings and related accessories are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume and social profile databases, applicant tracking services and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. The Company accounts for SaaS contracts as the services are being performed.

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

Fair Value Measurements

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to its 3.50% convertible senior notes due 2019 and borrowings under its revolving credit facilities and term loan. Our borrowings under our credit facilities approximate fair value due to the debt bearing fluctuating market interest rates. The carrying amounts of the convertible senior notes approximate fair value giving affect for the term of those notes and the effective interest rates.

Asset Impairment

Business Combinations, Goodwill and Intangible Assets. We account for business combinations in accordance with ASC 805, Business Combinations . The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business on the completion date of an acquisition.

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

In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, which resulted in higher discount rates applied to forecasted cash flows, we recorded a pre-tax goodwill impairment charge of $325.8 million during the fourth quarter of 2014 ($263.0 million in Careers-North America and $62.8 million in Internet Advertising & Fees). On a net of tax basis, the charge was $263.0 million after recognizing a tax benefit of $62.8 million. See Note 5—Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.

During the third quarter of 2012, the Company performed a qualitative analysis for the Careers-China reporting unit and it was determined that the Careers-China reporting unit was more likely than not to have a fair value less than the unit’s carrying amount. The Company recorded a goodwill impairment charge for Careers-China of $216.2 million. In the fourth quarter of 2012, the Company impaired the remaining goodwill balance of the Careers-China business and recorded an additional $46.4 million impairment, leaving the Careers-China business with no goodwill.

Other intangible assets primarily consist of the value of customer relationships, trade names, resume databases, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to ten years.

Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The Company recorded an impairment charge of $1.0 million on an indefinite-lived intangible asset in the fourth quarter of 2014.

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

Equity Investments

Gains and losses in equity interest for the year ended December 31, 2014, resulting from our equity method investments in Alma Career Oy and a business in Australia, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.

Recently Issued Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows. As noted in Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Company is currently assessing the potential impact of ASU No. 2014-09 which supersedes the revenue recognition guidance in ASC 605, Revenue Recognition, on the Company’s results of operations, financial position and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

During 2014, revenue from our international operations accounted for 37% of our consolidated revenue. Revenue and related expenses are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Korean Won, Swedish Krona, and Indian Rupees. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening United States dollar in 2014 positively impacted reported revenue by approximately $1.0 million but had no impact on reported operating loss when compared to 2013.

We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2014 of $87.9 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $4.4 million, $8.8 million and $17.6 million, respectively.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2014, our cumulative translation adjustment account decreased $54.1 million, primarily attributable to the foreign currency movements of the United States dollar against the Euro, British Pound, Swedish Krona and Korean Won as well as $1.8 million of cumulative currency translation adjustments being reclassified to gain on deconsolidation of subsidiaries, net as a result of the deconsolidation of its subsidiaries in Poland, Hungary and the Czech Republic.

Interest Rate Risk

Credit Facilities

As of December 31, 2014, our debt was partly comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during 2014, we would have had $188.8 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $1.9 million for the year ended December 31, 2014. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on December 31, 2014, we would have had $87.8 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.9 million for the year ended December 31, 2014. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio

Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in bank time deposits, top sovereign, regional, national and supra-national bank commercial paper, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of December 31, 2014 would have changed our annual pretax earnings by approximately $0.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.

MONSTER WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monster Worldwide, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

February 10, 2015

MONSTER WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$94,297	$88,581
Accounts receivable, net of allowance for doubtful accounts of $3,295 and $3,995, respectively	282,523	332,675
Prepaid and other	83,326	82,809

Total current assets	460,146	504,065

Goodwill	540,621	895,518
Property and equipment, net	119,729	124,169
Intangibles, net	30,503	24,058
Investment in unconsolidated affiliates	20,700	220
Other assets	45,452	38,227

Total assets	$1,217,151	$1,586,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$159,027	$167,306
Deferred revenue	300,724	342,156
Current portion of long-term debt	9,563	9,375

Total current liabilities	469,314	518,837
Long-term income taxes payable	54,636	53,078
Long-term debt, net, less current portion	201,821	125,900
Other long-term liabilities	16,635	44,297

Total liabilities	742,406	742,112

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 144,361 and 141,671 shares, respectively; outstanding: 87,936 and 92,372 shares, respectively	144	142
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,040,209	2,003,394
Accumulated deficit	(854,160)	(564,871)
Accumulated other comprehensive income	9,245	63,368
Less: Treasury stock, at cost, 56,425 and 49,299 shares, respectively	(774,940)	(712,362)

Total Monster Worldwide, Inc. stockholders’ equity	420,498	789,671
Noncontrolling interest in subsidiary	54,247	54,474

Total stockholders’ equity	474,745	844,145

Total liabilities and stockholders’ equity	$1,217,151	$1,586,257

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue	$770,013	$807,579	$890,392

Salaries and related	413,143	379,406	408,305
Office and general	206,974	205,397	226,601
Marketing and promotion	146,392	169,590	188,326
Restructuring and other special charges	—	19,995	40,358
Goodwill impairment	325,800	—	—
Recovery of restitution award from former executive	—	—	(5,350)

Total operating expenses	1,092,309	774,388	858,240

Operating (loss) income	(322,296)	33,191	32,152
Gain on deconsolidation of subsidiaries, net	11,828	—	—
Interest and other, net	(8,552)	(5,770)	(5,883)

(Loss) income before income taxes and loss in equity interests	(319,020)	27,421	26,269
(Benefit from) provision for income taxes	(35,291)	23,004	(32,978)
Loss in equity interests, net	(78)	(908)	(1,081)

(Loss) income from continuing operations	(283,807)	3,509	58,166
Loss from discontinued operations, net of tax	—	(3,798)	(316,886)

Net loss	(283,807)	(289)	(258,720)
Net income attributable to noncontrolling interest	5,482	193	—

Net loss attributable to Monster Worldwide, Inc.	$(289,289)	$(482)	$(258,720)

*Basic (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) income from continuing operations	$(3.29)	$0.03	$0.52
Loss from discontinued operations, net of tax	—	(0.04)	(2.81)

Basic loss per share	$(3.29)	$—	$(2.29)

*Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) income from continuing operations	$(3.29)	$0.03	$0.51
Loss from discontinued operations, net of tax	—	(0.04)	(2.78)

Diluted loss per share	$(3.29)	$—	$(2.27)

Weighted average shares outstanding:
Basic	88,045	106,947	112,866
Diluted	88,045	107,913	113,995

Net loss	$(283,807)	$(289)	$(258,720)
Other comprehensive loss:
Foreign currency translation adjustments, net	(56,811)	(23,859)	23,419

Comprehensive loss	(340,618)	(24,148)	(235,301)
Comprehensive income attributable to noncontrolling interest	2,794	128	—

Comprehensive loss attributable to Monster Worldwide, Inc.	$(343,412)	$(24,276)	$(235,301)

*	(Loss) earnings per share may not add in certain periods due to rounding

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity
Balance, January 1, 2012	137,855	$1,931,094	$(305,669)	$63,743	$(525,041)	$—	$1,164,127

Net loss	—	—	(258,720)	—		—	(258,720)
Change in cumulative foreign currency translation adjustment	—	—	—	23,419		—	23,419
Repurchase of common stock	—	—	—	—	(65,611)	—	(65,611)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,099)	—	—	—	(8,482)	—	(8,482)
Issuance of common stock for stock option exercises	3	23	—	—		—	23
Tax provision for stock-based compensation	—	(5,319)	—	—		—	(5,319)
Stock based compensation-restricted stock	3,078	30,551	—	—		—	30,551
Stock based compensation-stock options	—	51	—	—		—	51

Balance, December 31, 2012	139,837	$1,956,400	$(564,389)	$87,162	$(599,134)	$—	$880,039

Net (loss) income	—	—	(482)	—		193	(289)
Change in cumulative foreign currency translation adjustment	—	—	—	(23,794)		(65)	(23,859)
Repurchase of common stock	—	—	—	—	(107,167)	—	(107,167)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,187)	—	—	—	(6,061)	—	(6,061)
Sale of noncontrolling interest		18,278	—	—		54,346	72,624
Tax provision for stock-based compensation	—	166	—	—		—	166
Stock based compensation-restricted stock	3,021	28,692	—	—		—	28,692

Balance, December 31, 2013	141,671	$2,003,536	$(564,871)	$63,368	$(712,362)	$54,474	$844,145

Net (loss) income	—	—	(289,289)	—	—	5,482	(283,807)
Change in cumulative foreign currency translation adjustment	—	—	—	(54,123)	—	(2,688)	(56,811)
Repurchase of common stock	—	—	—	—	(52,070)	—	(52,070)
Tax withholdings related to net share settlements of restricted stock awards and units	(2,043)	—	—	—	(10,508)	—	(10,508)
Equity component of convertible note issuance, net	—	18,766	—	—	—	—	18,766
Purchase of capped call	—	(16,531)			—	—	(16,531)
Cash dividend	—	—	—	—	—	(3,021)	(3,021)
Tax provision for stock-based compensation	—	(2,058)	—	—	—	—	(2,058)
Stock based compensation-restricted stock	4,733	36,640	—	—	—	—	36,640

Balance, December 31, 2014	144,361	$2,040,353	$(854,160)	$9,245	$(774,940)	$54,247	$474,745

See accompanying notes.

MONSTER WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	The year ended December 31,
	2014	2013	2012
Cash flows provided by operating activities:
Net loss	$(283,807)	$(289)	$(258,720)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,643	59,156	70,000
Provision for doubtful accounts	1,707	2,367	4,469
Stock-based compensation	35,357	25,391	28,964
Loss in equity interests, net	78	908	1,081
Impairment of investment & other intangibles	2,070	—	5,205
Non-cash restructuring charges	—	5,315	7,505
Deferred income taxes	(43,418)	28,574	(9,814)
Gain on deconsolidation of subsidiaries	(13,647)	—	—
Tax benefit from change in uncertain tax positions	—	(14,355)	(43,193)
Amount reclassified from accumulated other comprehensive income	1,819	(23,109)	—
Goodwill impairment	325,800	—	262,650
Excess income tax benefit from equity compensation plans	(199)	(5,907)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	40,567	8,018	(2,013)
Prepaid and other	(12,508)	14,573	13,332
Deferred revenue	(32,716)	(22,189)	(17,456)
Accounts payable, accrued liabilities and other	13,009	(44,631)	(8,683)

Total adjustments	366,562	34,111	312,047

Net cash provided by operating activities	82,755	33,822	53,327

Cash flows used for investing activities:
Capital expenditures	(39,843)	(32,616)	(59,572)
Payments for acquisitions, net of cash acquired	(27,005)	—	—
Investment in Alma Career Oy	(6,516)	—	—
Cash funded to and dividends received from equity investee and other	(2,163)	(6,266)	(1,349)
Capitalized patent defense costs	(4,539)	—	—

Net cash used for investing activities	(80,066)	(38,882)	(60,921)

Cash flows provided by (used for) financing activities:
Payments on borrowings on credit facilities	(192,300)	(91,599)	(305,709)
Proceeds from borrowings on credit facilities	146,400	69,500	224,718
Payments on borrowings on term loan	(91,625)	(6,875)	(43,750)
Proceeds from borrowings on term loan	90,000	—	100,000
Proceeds from issuance of convertible notes	143,750	—	—
Fees paid on the issuance of debt and purchase of capped call	(23,111)	—	—
Repurchase of common stock	(52,070)	(107,167)	(65,611)
Tax withholdings related to net share settlements of restricted stock awards and units	(10,565)	(6,061)	(8,459)
Excess income tax benefit from equity compensation plans	199	5,907	—
Net proceeds from sale of noncontrolling interest	—	86,523	—
Dividend paid to minority shareholder	(3,021)	—	—

Net cash provided by (used for) financing activities	7,657	(49,772)	(98,811)

Effects of exchange rates on cash	(4,630)	(4,772)	4,273

Net increase (decrease) in cash and cash equivalents	5,716	(59,604)	(102,132)
Cash and cash equivalents, beginning of period	88,581	148,185	250,317

Cash and cash equivalents, end of period	$94,297	$88,581	$148,185

See accompanying notes.

MONSTER WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) has operations that consist of three reportable segments: Careers-North America, Careers-International and Internet Advertising & Fees. Revenue in the Company’s Careers segments is primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Monster network of online resume and social profile databases, recruitment media services and other career-related services. Revenue in the Company’s Internet Advertising & Fees segment is primarily earned from the display of advertisements on the Monster network of websites, “click-throughs” on text based links and leads provided to advertisers. The Company’s Careers segments provide online services to customers in a variety of industries throughout North America, Europe, and the Asia-Pacific region, while Internet Advertising & Fees delivers online services primarily in North America.

In May 2014, Monster revealed its “All the People, All the Jobs” strategy to drive the business and enhance its competitive position. Monster’s new strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.

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

Revenue Recognition

The Company recognizes revenue on agreements in accordance with Accounting Standards Codification (“ASC”) ASC 605, Revenue Recognition.

Careers-North America and Careers-International. Our Careers-North America and Careers-International segments primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume and social profile databases, recruitment media services, applicant tracking services, online career-related solutions provided through a “Software as a Service” (“SaaS”) offering and other career-related services.

Where appropriate, we recognize revenue in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which was effective January 1, 2011. The Company’s revenue associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available, then the best estimate of selling price is used. The Company utilizes VSOE in the majority of its multiple deliverable transactions. Under this accounting guidance, to treat elements in a multi-element arrangement as separate units of accounting, each element must have standalone value upon delivery. If the element has standalone value, the Company accounts for each element separately. In determining whether elements have standalone value, the Company considers the availability of the elements from other vendors, the nature of the elements, the timing of execution of contracts for customers and the contractual dependence of the element related to a customer’s acceptance.

We recognize revenue at the time that job postings and related accessories are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume and social profile databases, applicant tracking services and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. The Company accounts for SaaS contracts as the services are being performed.

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

Business Combinations

We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. See Note 4 – Business Combinations.

Discontinued Operations

The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 7 – Discontinued Operations.

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

Cash and Cash Equivalents

Cash and cash equivalents, which primarily consist of bank time deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically payroll and other contractual obligations disbursed on or near the last day of a reporting period, are reported as current liabilities in the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2014 and 2013 are adequate. However, actual write-offs could exceed the recorded allowance. Including discontinued operations, the activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
2014	$3,995	$1,707	$(2,407)	$3,295
2013	$4,721	$2,367	$(3,093)	$3,995
2012	$5,240	$4,469	$(4,988)	$4,721

Included in the December 31, 2012 ending balance of $4,721 is $796 of allowance for doubtful accounts attributable to discontinued operations. There are no such amounts included in the December 31, 2014 and December 31, 2013 balances.

Property and Equipment

Computer and communications equipment, furniture and equipment and capitalized software costs are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are stated at cost and amortized using the straight-line method, over their estimated useful lives, or the lease term, whichever is shorter.

Internal Use Software and Website Development Costs

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes costs to purchase or internally develop software for internal use, as well as costs incurred to design, develop, test and implement enhancements to its website. These costs are included in property and equipment with an estimated useful life of five years.

Patent Defense Costs

The Company capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable.

Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and a different conclusion or outcome of litigation could result in a material impairment charge up to the carrying value of these assets. During the year ended December 31, 2014, the Company capitalized $4,539 of legal fees associated with the defense of its patents.

Goodwill and Intangible Assets

The Company evaluates its goodwill and indefinite lived intangible assets for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

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

As a corroborative source of information, the Company reconciles the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price.

Primarily as a result of the decline in the Company’s market capitalization, management believed that there were circumstances evident which indicated that the fair value of our reporting units could be below their carrying amounts. Although the Company’s management strongly believes that the Company’s current market capitalization undervalues the aggregate fair values of our individual reporting units, we concluded that we must heavily consider the market capitalization levels when performing the 2014 annual goodwill impairment test. As such, higher discount rates were applied to forecasted cash flows. As a result of the test, it was determined that the carrying value of the Careers-North America and Internet Advertising & Fees reporting units exceeded their fair values, and the Company recorded a pre-tax goodwill impairment charge of $325,800 during the fourth quarter of 2014 ($263,000 in Careers-North America and $62,800 in Internet Advertising & Fees). On a net of tax basis, the charge was $263,047 after recognizing a tax benefit of $62,753. See Note 5 – Goodwill and Intangible Assets for additional details.

Other intangible assets primarily consist of the value of customer relationships, trade names, resume databases, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to ten years.

Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The Company recorded an impairment charge of $1,000 on an indefinite-lived intangible asset in the fourth quarter of 2014.

Long-Lived Assets

Long-lived assets, other than goodwill and indefinite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amounts. As a result of the decline in our market capitalization, the Company assessed long-lived assets for impairment in the fourth quarter of 2014. It was concluded that the Company’s long-lived assets were not impaired as of December 31, 2014.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income, a component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions, including forward foreign exchange contracts, are included in interest and other, net.

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.

The Company uses forward foreign exchange contracts as economic cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable. The Company does not trade derivative financial instruments for speculative purposes. See Note 13 – Financial Derivative Instruments.

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

(Loss) Earnings Per Share Attributable to Monster Worldwide, Inc.

Basic (loss) earnings per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are dilutive, diluted (loss) earnings per share is calculated using the weighted-average outstanding common shares, participating securities and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect. A reconciliation of shares used in calculating basic and diluted (loss) earnings per share is as follows:

	The year ended December 31,
	2014	2013	2012
Basic weighted-average shares outstanding	88,045	106,947	112,866
Effect of common stock equivalents – stock options and non-vested stock under employee compensation plans(1)	—	966	1,129

Diluted weighted-average shares outstanding(1)	88,045	107,913	113,995

Weighted-average anti-dilutive common stock equivalents(1)	6,937	5,337	7,167

(1)	For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the year ended December 31, 2014, those potential shares totaled 3,046 which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 3,891 of out of the money anti-dilutive common stock equivalents for the year ended December 31, 2014.

On October 22, 2014, the Company consummated an offering of its 3.50% convertible senior notes due 2019 (the “Notes”). Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds approximately $5.33 per share of Monster’s common stock, the conversion price of the Notes. For the period from the consummation of the offering of the Notes through December 31, 2014, the conversion feature of the Notes was anti-dilutive.

In connection with the pricing of the Notes, Monster entered into a capped call transaction which increases the effective conversion price of the Notes, and is designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. See Note 14 – Long-Term Debt for additional details.

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

The Company recognized pre-tax compensation expense, excluding discontinued operations, in the consolidated statements of operations related to stock-based compensation as follows:

	The year ended December 31,
	2014	2013	2012
Non-vested stock, included in salaries and related	$35,357	$25,391	$28,123
Stock options, included in salaries and related	—	—	51

Total	$35,357	$25,391	$28,174

Effective November 4, 2014, Salvatore Iannuzzi resigned as Chief Executive Officer and President of the Company. In connection with his resignation, the Company accelerated the vesting of 160,501 RSAs and 2,250,000 RSUs, resulting in $4,354 of additional non-cash compensation. See Note 18 – Commitments for further discussion.

As of December 31, 2014, the Company has issued the following types of equity awards under its 2008 Equity Incentive Plan, as amended and restated:

Restricted Stock

The Company, from time to time, enters into separate non-vested share-based payment arrangements with employees, executives and directors. The Company grants RSUs that are subject to continued employment and vesting conditions, but do not have dividend or voting rights. The Company also grants RSAs that are subject to continued employment and vesting conditions, have voting rights, but do not have dividend rights. Directors of the Company receive automatic RSAs or RSUs which are measured using the fair market value of the Company’s Common Stock on the date of the grant. The Company also grants market-based RSAs and RSUs that vest contingent on meeting certain stock price targets within a specified time period, and performance-based RSAs and RSUs that vest contingent on meeting specific financial results within a specified time period.

Inclusive of discontinued operations, the tax benefits recognized on the non-vested stock-based compensation expenses were $12,154, $7,430, and $8,878 for the years ended December 31, 2014, 2013 and 2012, respectively. In the event that stock-based compensation vests at a price below the original grant date price, the recognized tax benefits will not be realized. Such tax benefit deficiencies may be charged to equity to the extent of accumulated excess realized tax benefits. At December 31, 2014, the Company has no remaining accumulated excess realized tax benefits. In the event that stock-based compensation vests at a price below the original grant date, the tax benefit deficiencies will be charged to the tax provision.

Service-Based Awards – During 2014, the Company granted an aggregate of 581,915 service-based RSUs to approximately 250 employees, executive officers and directors of the Company. The RSUs vest in various increments on the anniversaries of the individual grant dates, through December 9, 2019, subject to the recipient’s continued employment or service through each applicable vesting date. The Company did not grant RSAs in 2014. Compensation expense for service-based awards is recognized ratably over the requisite service period, net of estimated forfeitures.

During 2013, the Company granted an aggregate of 1,212,848 and 286,500 service-based RSAs and RSUs, respectively, to approximately 75 employees, executive officers and directors of the Company. The RSAs and RSUs vest in various increments on the anniversaries of the individual grant dates, through December 10, 2017, subject to the recipient’s continued employment or service through each applicable vesting date.

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

Market-Based Awards – During 2013, the Company granted 5,340,390 market-based RSUs to approximately 450 employees that will vest contingent on meeting certain stock price targets within five years of the grant date. The market-based RSUs vest in four tranches, with each tranche equaling 25% of the award, if, and when, certain stock price targets are achieved and maintained for 15 trading days in a consecutive 30-day trading period, subject to the recipient’s continued employment and service through the one year anniversary of the target stock price being achieved. Compensation expense for market-based awards is recognized over the requisite service period as derived using a Monte Carlo simulation model, net of estimated forfeitures. No market-based RSUs were granted during 2014 or 2012.

Performance-Based Awards – During 2014, the Company granted 35,000 RSUs to 2 employees, subject to certain specified performance-based conditions. Compensation expense is recognized based on the probability of achieving the performance conditions associated with the respective shares, as determined by management, net of estimated forfeitures.

During 2013, the Company granted 3,067,200 RSUs to approximately 1,100 employees, subject to certain specified performance-based conditions. No performance-based RSUs were granted during 2012.

As of December 31, 2014, the unrecognized compensation expense related to non-vested stock was $19,638 which is expected to be recognized over a weighted-average period of 1.2 years.

The Company’s non-vested stock activity is as follows (shares in thousands):

	The year ended December 31,
	2014		2013		2012
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	13,142	$5.58	7,639	$10.01	7,432	$13.85
Granted RSAs	—	—	1,213	4.72	3,156	6.88
Granted RSUs	617	5.58	8,694	4.15	1,230	6.89
Forfeited	(472)	5.41	(1,386)	10.93	(1,102)	12.14
Vested	(4,733)	7.11	(3,018)	5.10	(3,077)	14.07

Non-vested at end of period	8,554	$4.85	13,142	$5.58	7,639	$10.01

In connection with the Company’s corporate restructuring programs, the Company accelerated the vesting of 418,333 RSAs and RSUs to two former executives in the second quarter of 2013, the expense of which is recorded in restructuring and discontinued operations.

Stock Options

The Company’s stock option activity is as follows (shares in thousands):

	The year ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	928	$29.68	1,029	$29.04	1,560	$24.10
Exercised	—	—	—	—	(3)	9.11
Forfeited/expired/cancelled	(782)	29.02	(101)	23.27	(528)	29.10

Outstanding at end of the period	146	$32.32	928	$29.68	1,029	$29.04

Options exercisable at end of period	146	$32.32	928	$29.68	1,029	$29.04

Aggregate intrinsic value of options exercised during the period	$—		$—		$2

Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of each exercise date and the exercise price of the underlying options. The Company has not granted any stock options subsequent to 2008 and all options were fully expensed prior to January 1, 2014.

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

The Company incurred transaction costs of approximately $3,500 related to the agreement with H&Q Korea, which were recorded within stockholders’ equity on the Company’s consolidated balance sheets. See Note 17 – Income Taxes for discussion on the tax impact of the transaction. The noncontrolling interest’s share of stockholders’ equity in JobKorea Ltd. is reflected as Noncontrolling interest in the Company’s consolidated balance sheets and was $54,247 as of December 31, 2014. The noncontrolling interest’s share of income from continuing operations and net loss was $5,482 and $193 for the years ended December 31, 2014 and December 31, 2013, respectively.

4. BUSINESS COMBINATIONS

In the first quarter of 2014, the Company’s Careers-North America segment purchased TalentBin, Inc., a social profile talent search engine, and Gozaik LLC, a developer of social jobs aggregation and distribution technology. Aggregate consideration for the acquisitions was $27,005 in cash, net of cash acquired, with $1,750 of the consideration in escrow. The Company recorded $25,061 of goodwill, $907 of deferred tax assets, $1,740 of purchased technology, $730 of other intangibles, $249 of other assets and $1,482 of liabilities related to the acquisitions. Of the goodwill recorded, approximately $10,500 will be deductible for tax purposes. Revenue and operating results of the acquired entities are not presented due to immateriality.

5. GOODWILL AND INTANGIBLE ASSETS

The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. Prior to the sale of Careers-China on February 5, 2013, the Company had four reporting units which were equivalent to our four operating segments: Careers-North America, Careers-International, Careers-China, presented for all impacted periods as a discontinued operation, and Internet Advertising & Fees. Following the sale of the Careers-China business, the Company has three reporting units which are equivalent to our three operating segments: Careers-North America, Careers-International, and Internet Advertising & Fees.

In determining if goodwill is impaired, we estimate the fair value of the reporting unit and compare it to the carrying value of the assets and liabilities of that reporting unit. The Company determines the fair value of its reporting units using a weighting of fair values derived from the income approach and the market approach, depending on the availability of relevant market comparable information. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. Under the market approach, the Company estimates the fair value based on market multiples of cash flows and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. The weighting of the fair value derived from the market approach differs for each reporting unit depending on the level of comparability of these publicly-traded companies to the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

As a corroborative source of information, the Company reconciles the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis) to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. We monitor changes in our share price to ensure that our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.

In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, which resulted in higher discount rates applied to forecasted cash flows, management concluded that there were circumstances evident which indicated the fair value of our reporting units could be below their carrying amounts. Although the Company’s management strongly believes that the Company’s current market capitalization undervalues the aggregate fair values of our individual reporting units, we concluded that we must heavily consider the market capitalization levels when performing the 2014 annual impairment test.

With the assistance of a third party valuation firm, we completed the first step of the impairment evaluation process in comparing the fair value of our reporting units to their respective carrying values. The Careers-International reporting unit had a fair value that substantially exceeded its carrying value. The Careers-North America and Internet Advertising & Fees reporting units had carrying values which exceeded the respective fair values of the reporting units and therefore, the Company was required to complete the second step of the impairment evaluation for those reporting units.

The second step of the impairment evaluation calculates the implied fair value of the goodwill, which is compared to the carrying value of goodwill. The implied fair value of goodwill is calculated by valuing all identifiable assets and liabilities of the reporting units with potential impairment, as indicated in step one, at the hypothetical fair value, assuming the reporting units had been acquired in a business combination. The excess fair value of the reporting units over the fair value of their identifiable assets and liabilities is the implied fair value of goodwill. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of goodwill exceeded the implied fair value of goodwill for the Careers-North America and Internet Advertising & Fees reporting units, therefore the Company recorded a pre-tax goodwill impairment charge of $325,800 during the fourth quarter of 2014 ($263,000 in Careers-North America and $62,800 in Internet Advertising & Fees). On a net of tax basis, the charge was $263,047 after recognizing a tax benefit of $62,753. See Note 17 – Income Taxes for discussion on the tax impact of the impairment charge.

During the third quarter of 2012, the Company performed a qualitative analysis for the Careers-China reporting unit and it was determined that the Careers-China reporting unit was more likely than not to have a fair value less than the unit’s carrying amount. The conclusion was based on the recent financial performance of Careers-China compared to previously forecasted results, updated projections of future profitability as well as indicative offers from potential buyers of the Careers-China business (see Note 7 – Discontinued Operations). Accordingly, the Company performed a step one fair value evaluation of Careers-China utilizing both a discounted cash flow analysis and the indicative offers from potential buyers of the Careers-China business. The result of this fair value analysis was that the fair value of the reporting unit was less than the carrying value and a step two analysis was required to determine the amount of goodwill impairment, if any. The Company performed the step two evaluation and determined that goodwill for the Careers-China reporting unit was impaired and recorded a goodwill impairment charge for Careers-China of $216,221. In the fourth quarter of 2012, the Company impaired the remaining goodwill balance of the Careers-China business and recorded an additional $46,429 impairment, leaving the Careers-China business with no goodwill.

A summary of changes in goodwill by reportable segment are as follows:

	Careers- North America	Careers- International	Internet Advertising & Fees	Total
Balance as of December 31, 2013:
Goodwill	$598,114	$408,464	$151,590	$1,158,168
Accumulated impairment losses	—	(262,650)	—	(262,650)

Net goodwill as of December 31, 2013	598,114	145,814	151,590	895,518

Acquisition activity	25,061	—	—	25,061
Write-off in connection with deconsolidation of subsidiaries	—	(4,057)	—	(4,057)
Impairment	(263,000)	—	(62,800)	(325,800)
Translation and other adjustments, net	—	(50,101)	—	(50,101)

Balance as of December 31, 2014:
Goodwill	623,175	354,306	151,590	1,129,071
Accumulated impairment losses	(263,000)	(262,650)	(62,800)	(588,450)

Net goodwill as of December 31, 2014	$360,175	$91,656	$88,790	$540,621

The Company’s intangible assets, excluding the assets of the discontinued operations, consisted of the following:

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)
Customer relationships	$48,856	$(47,785)	$49,808	$(48,895)	2
Trademarks/Internet domains	14,297	—	15,240	—	Indefinite lived
Trade Names	7,786	(2,181)	10,600	(3,926)	3
Patents	8,428	(584)	718	(52)	5
Other	32,986	(31,300)	29,798	(29,233)	2

Total	$112,353	$(81,850)	$106,164	$(82,106)

The Company recorded amortization expense, excluding discontinued operations, of $2,624 , $9,234 and $12,353 relating to its intangible assets for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company recorded an impairment charge of $1,000 on an indefinite-lived intangible asset in the fourth quarter of 2014.

Based on the carrying value of identified intangible assets recorded as of December 31, 2014, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for the next five years is as follows:

	2015	2016	2017	2018	2019
Estimated amortization expense	$2,974	$2,640	$2,631	$2,534	$1,722

6. RESTRUCTURING AND OTHER SPECIAL CHARGES

November 2012 Restructuring

On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force, office consolidations and impairment of certain assets. See Note 7 – Discontinued Operations, for more information relating to the sale of the Careers-China business and the exiting of our businesses in Latin America and Turkey.

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

	Accrual at December 31, 2013	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2014
Workforce reduction	$1,057	$—	$(648)	$—	$409
Consolidation of office facilities	4,063	—	(1,535)	—	2,528
Other costs and professional fees	128	—	(124)	—	4

Total	$5,248	$—	$(2,307)	$—	$2,941

	Accrual at December 31, 2012	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2013
Workforce reduction	$11,902	$9,645	$(18,669)	$(1,821)	$1,057
Consolidation of office facilities	—	6,028	(1,965)	—	4,063
Impairment of assets	—	3,494	—	(3,494)	—
Other costs and professional fees	83	828	(783)	—	128

Total	$11,985	$19,995	$(21,417)	$(5,315)	$5,248

7. DISCONTINUED OPERATIONS

During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business. The sale of the Careers-China business to Saongroup, Ltd. (“Saongroup”) was completed on February 5, 2013. The Company received a 10% minority interest in the combined Chinese business of Saongroup. The Company’s 10% minority interest does not provide the Company with representation on the board of directors, the Company is not entitled to any dividend or other forms of cash returns and the Company is not required to make any capital contributions in the future. The Company recognizes the 10% interest as a cost basis investment with an estimated fair value of zero which is based on available information.

Prior to the close of the sale of Careers-China, the Company incurred charges relating to severance benefits associated with terminated employees, retention benefits for employees who remained with the combined operations and certain lease obligation costs. At February 5, 2013, there was $23,109 of accumulated unrealized currency translation gain related to the net assets of Careers-China. With the sale of Careers-China on February 5, 2013, the Company recorded the foreign currency translation adjustment as a reduction of the loss from discontinued operations. On October 25, 2013, the Company received $1,846 of funds previously held in escrow relating to the sale of Careers-China, which has been recorded as a gain in the consolidated statements of operations in the year ended December 31, 2013. Additionally, the Company recorded a tax benefit of $4,916 for the year ended December 31, 2013. Accordingly, the Company recorded a loss from discontinued operations related to Careers-China, net of tax, of $1,724 in the year ended December 31, 2013. The Company does not expect to incur significant additional charges in future periods relating to Careers-China.

As disclosed in Note 5 – Goodwill and Intangible Assets, the Company recorded a goodwill impairment charge for 100% of the goodwill attributable to Careers-China in the amount of $262,650 in the year ended December 31, 2012. Further, in 2012, the Company recorded an impairment of $5,205 relating to amortizable intangibles. Finally, as disclosed in Note 17- Income Taxes, the Company recorded a full valuation allowance of $9,710 associated with Careers-China deferred tax assets during the year ended December 31, 2012.

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

In the aggregate, the Company’s head count was reduced by approximately 1,000 employees as a result of the sale of Careers-China and the exiting of Latin America and Turkey.

Operating results for Careers-China, Latin America and Turkey, which had previously been included in the Company’s consolidated statement of operations, have been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	The year ended December 31,
	2014	2013	2012
Net revenue	$—	$2,399	$45,590

Loss from discontinued operations, net of tax	$—	$(3,798)	$(316,886)

There were $268 and $1,049 of liabilities associated with our discontinued operations as of December 31, 2014 and December 31, 2013, respectively. The liabilities have been classified as current and are included in accounts payable, accrued expenses and other in the Company’s consolidated balance sheets.

8. PROPERTY AND EQUIPMENT, NET

The Company’s property, equipment and accumulated depreciation balances are as follows:

	December 31, 2014	December 31, 2013
Capitalized software costs	$209,007	$200,567
Furniture and equipment	16,196	22,785
Leasehold improvements	40,103	41,573
Computer and communications equipment	160,414	183,765

	425,720	448,690
Less: accumulated depreciation	305,991	324,521

Property and equipment, net	$119,729	$124,169

Internally developed software costs capitalized were $28,024, $24,901, and $32,604 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in property and equipment, net in the Company’s consolidated balance sheets.

Depreciation expense, excluding discontinued operations, was $46,019, $49,922 and $51,926 or the years ended December 31, 2014, 2013 and 2012, respectively. During the first quarter of 2014, the Company vacated, and wrote off assets associated with, its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our new corporate headquarters in Weston, Massachusetts.

9. FAIR VALUE MEASUREMENT

The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of fair value hierarchy are described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2014.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$60,553	$—	$60,553
Foreign exchange contracts	—	74	—	74

Total Assets	$—	$60,627	$—	$60,627

Liabilities:
Foreign exchange contracts	$—	$265	$—	$265
Lease exit liabilities	—	—	8,515	8,515

Total Liabilities	$—	$265	$8,515	$8,780

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$46,881	$—	$46,881
U.S. and foreign government obligations	—	1,595	—	1,595
Bankers’ acceptances	—	8,475	—	8,475
Foreign exchange contracts	—	255	—	255

Total Assets	$—	$57,206	$—	$57,206

Liabilities:
Foreign exchange contracts	$—	$9	$—	$9
Lease exit liabilities	—	—	12,550	12,550

Total Liabilities	$—	$9	$12,550	$12,559

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

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Year ended December 31,
	2014	2013
Balance, Beginning of Period	$12,550	$14,233
Expense	7,208	6,225
Cash Payments and changes in fair value	(11,243)	(7,908)

Balance, End of Period	$8,515	$12,550

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to its 3.50% convertible senior notes due 2019 and borrowings under its revolving credit facilities and term loan (see Note 14 – Long-Term Debt). Our borrowings under our credit facilities approximate fair value due to the debt bearing fluctuating market interest rates. The carrying amounts of the convertible senior notes approximate fair value giving affect for the term of those notes and the effective interest rates.

10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments
	Year ended December 31,
	2014	2013
Beginning balance	$63,368	$87,162
Other comprehensive loss before reclassifications	(55,942)	(685)
Amounts reclassified from accumulated other comprehensive income	1,819	(23,109)

Net current period change in accumulated other comprehensive income	(54,123)	(23,794)

Ending balance	$9,245	$63,368

Amounts reclassified from accumulated other comprehensive income to income were as follows:

	Affected Line Item in the Statement Where Net Income Is Presented	Year ended December 31,
Details about AOCI Components		2014	2013
Foreign currency translation adjustments
Deconsolidation of foreign subsidiaries	Gain on deconsolidation of subsidiaries, net	$1,819	$—
Sale of foreign entity	Loss from discontinued operations, net of tax	—	(23,109)

Total reclassifications		$1,819	$(23,109)

11. DECONSOLIDATION OF SUBSIDIARIES

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

12. INVESTMENTS

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

As discussed in Note 11 – Deconsolidation of Subsidiaries, through January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The Company received a dividend of $658 in the first quarter of 2013 and $728 in the second quarter of 2012 for this investment. The carrying value of the investment was $220 as of December 31, 2013. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture in Finland, Eastern Europe and the Baltics with Alma Media. The Company received a dividend of $199 in the second quarter of 2014 for this investment. The carrying value of the investment was $20,404 as of December 31, 2014, and was recorded on the consolidated balance sheet as a component of investment in unconsolidated affiliates in the Company’s consolidated balance sheets.

In 2008, the Company acquired a 50% equity interest in a company located in Australia. In the years ended December 31, 2014, 2013 and 2012, the Company expended an additional $1,331, $1,897, and $2,077, respectively, for additional working capital requirements relating to the Australian investment. The carrying value of the investment was $296 and $0 as of December 31, 2014 and 2013, respectively, and was recorded on the Company’s consolidated balance sheets as a component of investment in unconsolidated affiliates.

Income (loss) in equity interests, net are as follows by equity investment:

	The year ended December 31,
	2014	2013	2012
Alma Career Oy	$596	$—	$—
Finland	—	343	573
Australia	(674)	(1,251)	(1,654)

Loss in equity interests, net	$(78)	$(908)	$(1,081)

13. FINANCIAL DERIVATIVE INSTRUMENTS

The Company uses forward foreign exchange contracts as economic cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive loss) of our derivatives are as follows:

	December 31, 2014
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,902	January 2015	74
Foreign currency exchange forwards	Accrued expenses and other current liabilities	25,378	January 2015	(265)

Total Derivative Instruments		$41,280		$(191)

	December 31, 2013
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—

Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	43,265	January 2014	255
Foreign currency exchange forwards	Accrued expenses and other current liabilities	4,757	January 2014	(9)

Total Derivative Instruments		$48,022		$246

The amounts of unrealized and realized net gains and changes in the fair value of our derivative positions are as follows:

	Location of Realized Net Gains and Changes in the Fair Value of Forward Contracts	Amount of Realized Net Gains and Changes in the Fair Value of Forward Contracts
		The year ended December 31,
		2014	2013	2012
Foreign currency exchange forwards	Interest and Other, net	$48	$644	$2,060
	Discontinued Operations	—	160	—

		$48	$804	$2,060

14. LONG-TERM DEBT

Long-term debt, net of discounts where applicable, is summarized as follows:

	December 31,
	2014	2013
3.50% convertible senior notes due 2019	$143,750	$—
Credit facilities	87,750	135,275
Unamortized discount on convertible senior notes	(20,116)	—

	211,384	135,275
Less: current portion of long-term debt	9,563	9,375

Long-term debt, net, less current portion	$201,821	$125,900

3.50% Convertible Senior Notes Due 2019

On October 22, 2014, the Company consummated an offering of $143,750 aggregate principal amount of its 3.50% convertible senior notes due 2019 (the “Notes”), which includes $18,750 in aggregate principal amount of Notes sold pursuant to the over-allotment option that was previously granted to the initial purchasers of the Notes and exercised by the initial purchasers on October 21, 2014. The Company received net proceeds of $139,031 from the sale of the Notes, after deducting fees and expenses of $4,719. The Notes are unsecured, senior obligations of Monster, that bear interest at a rate of 3.50% per annum, payable in arrears on April 15 and October 15 of each year to holders of record at the close of business on the preceding April 1 and October 1, respectively. The Notes will mature on October 15, 2019, unless converted or repurchased in accordance with their terms prior to such date.

In connection with the offering of the Notes, Monster entered into capped call transactions with an affiliate of one of the initial purchasers. The Company used $16,531 of the net proceeds to pay for the cost of the capped call transactions, $82,500 to repay in full the term loan outstanding as of the date of issuance, and $40,000 to repay a portion of the loans outstanding under the revolving credit facility.

The conversion rate for the Notes is initially 187.7405 shares per one thousand dollar principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. Unless and until Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock, Monster will settle conversions of the Notes by paying cash up to the principal amount of any converted Notes and delivering Common Stock and/or paying cash in respect of any remaining conversion obligation, and the number of shares of Common Stock issuable upon conversion of the Notes will be subject to such cap. If Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock on the date the Notes were priced, Monster will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Monster will not have the right to redeem the Notes prior to maturity. The maximum number of shares of common stock the Notes are convertible into is approximately 27,000,000, and is subject to adjustment under certain circumstances.

The Notes will be convertible at the option of holders only under the following circumstances:

(1)	Prior to the business day immediately preceding January 15, 2019, during any calendar quarter commencing after the calendar quarter ended on December 31, 2014 (and only during such calendar quarter), if the last reported sale price of Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2)	Prior to the business day immediately preceding January 15, 2019, during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price as defined in the Indenture per one thousand dollar principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Common Stock and the conversion rate on each such trading day;

(3)	Prior to the business day immediately preceding January 15, 2019, upon the occurrence of specified corporate events; or

(4)	At any time on or after January 15, 2019 until the close of business on the second scheduled trading day immediately preceding the October 15, 2019 maturity date.

Further, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount at maturity of the Notes to be purchased, plus accrued and unpaid interest upon certain fundamental changes.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component was the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which was assigned to the equity component and was recorded as a debt discount. The debt discount is being amortized using the effective interest method from the date of issuance through the October 15, 2019 maturity date.

The initial debt component of the Notes was valued at $122,829, based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $20,228, which is net of $693 of fees and expenses allocated to the equity component.

The capped call transactions are expected generally to reduce potential dilution to the Common Stock and/or offset cash payments Monster would have to make in excess of the principal amount of any converted Notes in the event that the market price per share of Common Stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which will initially correspond to the conversion price of the Notes and be subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The cap price under the capped call transaction is initially $7.035 per share, and is subject to certain adjustments under the terms of the capped call transaction. The capped call transaction has been included as a net reduction to additional paid-in capital within stockholders’ equity in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity.

Credit Facilities

On March 22, 2012, the Company amended its then-existing credit agreement in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provided the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, for a total of $325,000 in credit available to the Company. The obligations under the Second Amended Credit Agreement were set to mature on March 22, 2015. The Second Amended Credit Agreement did not qualify as a debt extinguishment in accordance with ASC 470 – Debt, and all financing fees incurred were deferred were being amortized through March 2015.

On October 15, 2014, the Company entered into an amendment of the Second Amended Credit Agreement that (i) permitted the offering of the Notes and the conversion of the Notes into cash and/or equity of the Company, (ii) permitted the Company to enter into a capped call transaction and (iii) required that the Company use the proceeds from the offering of the Notes (net of reasonable and documented fees and expenses incurred in connection with the offering and the net cost of the capped call transaction), to repay the term loan facility and revolving debt under the Second Amended Credit Agreement (with no corresponding reduction of the then-existing revolving credit facility).

On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100,000 revolving credit facility and $90,000 term loan facility, providing for a total of $190,000 in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement of $98,900 under the revolving credit facility. Each of the revolving credit facility and the term loan facility matures on October 31, 2017. The Third Amended Credit Agreement partially qualifies as a debt extinguishment in accordance with ASC 470 – Debt. Accordingly, the Company expensed $388 of financing fees classified as a debt extinguishment through interest & other, net during the fourth quarter of 2014. The remaining $2,766 of financing fees will be deferred and amortized through October 2017.

The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2,250 payable on each of March 31, 2015, June 30, 2015, and September 30, 2015, $2,813 payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3,375 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity.

Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 250 basis points to 325 basis points depending on the Consolidated Leverage Ratio as defined in the Third Amended Credit Agreement or upon the Company’s election (ii) the sum of (A) the highest of (1) the Agent’s prime rate, (2) the sum of 0.50% plus the overnight federal funds rate on such day or (3) LIBOR plus 1.0%, plus (B) a margin ranging from 150 basis points to 225 basis points depending on the Company’s Consolidated Leverage Ratio. In addition, the Company will be required to pay the following fees: (i) a fee on all outstanding amounts of letters of credit at a rate per annum ranging from 250 basis points to 325 basis points (depending on the Consolidated Leverage Ratio); and (ii) a commitment fee on the unused portion of the revolving credit facility at a rate per annum ranging from 35 basis points to 50 basis points (depending on the Consolidated Leverage Ratio).

The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the closing date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of December 31, 2014, the Company was in full compliance with its covenants.

On February 5, 2015, the Company entered into an amendment of the Third Amended Credit Agreement to provide the Company with flexibility in connection with its “Reallocate to Accelerate” cost savings initiatives. The amendment provides that up to $20,000 of costs and restructuring charges incurred during the fiscal year ending December 31, 2015 will be added back to Consolidated EBITDA, which is a component of the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio.

At December 31, 2014, the utilized portion of this credit facility was $87,750 in borrowings on the term loan facility, $0 borrowings on the revolving credit facility, and $303 in outstanding letters of credit. The portion of the term loan that is due within one year is $9,563 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheets. As of December 31, 2014, based on the calculation of the maximum consolidated leverage ratio, $26,860 of the Company’s revolving credit facility was available. At December 31, 2014, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.17%, 3.25% and 0.06%, respectively. As of December 31, 2014, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.16%.

15. SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

Supplemental cash flow information to the consolidated statements of cash flows was as follows, including discontinued operations:

	Year Ended December 31,
	2014	2013	2012
Interest paid	$7,390	$7,422	$11,100
Income tax paid, net	7,843	3,544	16,654
Non-cash investing and financing activities:
Net assets of entities contributed to Alma Career Oy	4,200	—	—
Excess income tax benefit from equity compensation plans	199	5,907	—

The following are a component of accrued expenses and other current liabilities:

	Year Ended December 31,
	2014	2013	2012
Accrued Salaries, benefits, commissions, bonuses and payroll taxes	$40,466	$40,859	$41,460

16. STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On October 25, 2011, the Board of Directors of the Company authorized a share repurchase program of up to $250,000 which expired on April 25, 2013. During the year ended December 31, 2012, the Company repurchased 8,481,453 shares at an average price of $7.72 per share. From the date of the inception of this repurchase program through expiration, the Company repurchased 13,986,349 shares at an average price of $7.67 per share. No share repurchases were made during the year ended 2013 related to this program.

On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through April 30, 2015. The timing and amount of purchases will be based on market conditions, corporate and legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2014, the Company repurchased 7,125,988 shares for a total of $51,927, excluding commissions, at an average price of $7.29 per share. From the date of the inception of this repurchase program through December 31, 2014, the Company repurchased 27,717,428 shares for a total of $158,683, excluding commissions, at an average price of $5.73 per share. The Company currently has $41,317 remaining under this repurchase program.

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

The total number of shares of the Company’s Common Stock that may be granted under the 2008 Plan, as amended, is the sum of (i) 15,685,000 shares, and (ii) the number of shares subject to outstanding awards under the 1999 Plan that on or after April 16, 2008 either (a) cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares of Common Stock) or (b) are surrendered by participants under the 1999 Plan or are retained by the Company to pay all or a portion of the exercise price and/or withholding taxes relating to such awards. At December 31, 2014, 8,223,673 shares were available for future grants under the 2008 Plan, as amended and restated.

See Note 2- Stock-Based Compensation for activity related to the Company’s equity plans.

17. INCOME TAXES

The components of (loss) income before income taxes and loss in equity interests are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$(326,935)	$31,291	$11,833
Foreign	7,915	(3,870)	14,436

(Loss) income before income taxes and loss in equity interests	$(319,020)	$27,421	$26,269

Income taxes relating to the Company’s operations are as follows:

	Years Ended December 31,
	2014	2013	2012
Current income taxes:
U.S. Federal	$2,018	$2,814	$(40,306)
State and local	(692)	(1,357)	(1,668)
Foreign	6,801	(7,027)	18,810

Total current income taxes	8,127	(5,570)	(23,164)
Deferred income taxes:
U.S. Federal	(35,661)	24,513	(2,495)
State and local	(9,622)	5,766	(2,975)
Foreign	1,865	(1,705)	(4,344)

Total deferred income taxes	(43,418)	28,574	(9,814)

(Benefit from) provision for income taxes	$(35,291)	$23,004	$(32,978)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$941	$1,310
Accrued expenses and other liabilities	9,731	6,038
Tax loss carry-forwards	71,916	67,892
Tax credits	55,312	48,843
Non-cash stock based compensation expense	6,552	4,379
Valuation allowance	(69,807)	(48,906)

Deferred tax assets	74,645	79,556

Deferred tax liabilities:
Foreign investments	(12,166)	(9,606)
Property and equipment	(25,018)	(24,956)
Goodwill and intangibles	(11,199)	(60,941)

Deferred tax liabilities	(48,383)	(95,503)

Net deferred tax assets (liabilities)	$26,262	$(15,947)

As of December 31, 2014 and 2013, net current deferred tax assets were $1,995 and $627, respectively, net current deferred tax liabilities were $0 and $49, respectively, net non-current deferred tax assets were $24,267 and $20,405, respectively, and net non-current deferred tax liabilities were $0 and $36,930, respectively.

At December, 31, 2014, the Company has United States Federal net operating tax losses of approximately $35,730 which it expects to carry forward as no carry-back refunds are available. The losses expire in stages beginning in 2031. The Company has U.S. foreign tax credit carryovers and research and experimentation tax credit carryovers of $51,580 and $3,646, respectively, that expire in stages beginning in 2016 through 2024 and 2029 through 2034, respectively. The Company has net operating loss carry-forwards in various foreign countries around the world of approximately $226,000, approximately $172,000 of which have no expiration date and $54,000 of which expire in stages in years 2015 through 2029. The Company realized a cash benefit relating to the use of its tax loss carry-forwards of $0 and $25,122 in 2014 and 2013, respectively.

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

The Company has concluded that it is more likely than not that certain deferred tax assets will not be realized, principally net operating losses in certain foreign jurisdictions, and a portion of the carryovers of foreign tax credits. Determining the amount of required valuation allowances necessitates significant judgment. We review utilization of tax assets on a jurisdiction by jurisdiction basis and consider such factors as recent operating history and future business forecasts. In making this assessment we give greater weight to evidence that is objectively verifiable comprising primarily of past operating history and reversing taxable differences. Operations in certain countries have a long history of continual tax losses, so a valuation allowance has been recorded on all of their deferred tax assets.

In order to realize its deferred tax asset for foreign tax credit carryovers the Company is required to have sufficient U.S. taxable income, and sufficient “foreign source” income as defined by the U.S. tax code, regulations and interpretations thereunder. In evaluating future realization of deferred tax assets for foreign tax credit carryovers the Company forecasts future income levels and characterization thereof. The Company prepares tax credit realization models using varying scenarios and assumptions, and considers qualifying tax planning strategies. At December 31, 2014, the total carryover over for foreign tax credits is $51,580. The Company believes it is more likely than not to not realize approximately $21,000 of foreign tax credit carryovers before their expiration, thus in 2014 the Company recorded an increase to the valuation allowance by approximately $18,000 ($16,000 of which was recorded in the fourth quarter of 2014). The portion of the total recorded valuation allowances recorded at December 31, 2014 and 2013 related to this item was approximately $21,000 and $3,000 respectively.

The income tax provision from continuing operations was increased by $25,123, $5,221 and $5,991 in 2014, 2013 and 2012, respectively, due to valuation allowances, $21,347, $1,691 and $3,000 of which related to deferred tax assets that existed at the beginning of the respective years. The valuation allowance decreased by $4,222 in 2014 due to expiration of losses with full valuation allowances and deconsolidation of certain subsidiaries with tax valuation allowances (see Note 11 – Deconsolidation of Subsidiaries). The valuation allowance decreased $4,472 in 2013 primarily due to the effect of enacted reductions in the tax rates on deferred tax assets with a full valuation allowance, or expiration of tax losses with a full valuation allowance, and was increased by $3,379 in 2012 due reversals of unrecognized tax benefits with full valuation allowances. These items did not result in a net charge or benefit to the tax provision.

Income taxes related to the Company’s (loss) income before income taxes and loss in equity interests differ from the amount computed using the Federal statutory income tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
Income taxes at Federal statutory rate	$(111,655)	$9,598	$9,195
State income taxes, net of Federal income tax effect	(13,767)	1,152	217
Foreign tax rate differences	308	3,510	1,655
Change in valuation allowance	20,901	749	9,370
Reversals of accrued income tax	(1,143)	(12,391)	(28,814)
Interest expense on tax liabilities, net of reversals	710	(189)	(3,517)
Earnings not indefinitely reinvested	—	676	1,303
Non-deductible compensation and other expenses	952	1,506	1,095
Effect of foreign partnerships and joint venture	4,090	—	—
Tax effect of restructuring items	—	—	(21,754)
Effect of intercompany loans	392	250	(1,728)
Non-deductible goodwill impairment	65,938
Research and experimentation tax credit	(2,017)
Sale of noncontrolling interest	—	18,143	—

(Benefit from) provision for income taxes	$(35,291)	$23,004	$(32,978)

For the years ended December 31, 2014, 2013 and 2012, the Company has recorded a tax (benefit) provision in discontinued operations of $0, ($6,407) and $1,624, respectively. The 2012 amount includes a provision of $9,710 for valuation allowances on recorded deferred tax assets relating to Careers-China (see Note 7 – Discontinued Operations). In the years ended December 31, 2014, 2013 and 2012, the discontinued operation tax provision include tax benefits of $0, $540 and $8,086, respectively, on certain tax losses in discontinued operations that pass through to continuing operations due to the form of ownership.

In the fourth quarter of 2014, the Company recorded a pre-tax charge for impairment of goodwill in the amount of $325,800. The Company recorded a deferred tax benefit of $62,753 with respect to the portion of impaired goodwill which is deductible for tax purposes (see Note 5 – Goodwill and Intangible Assets).

In 2014, the tax provision was increased by $5,543 due to a gain of $11,828 related to the deconsolidation of the Company’s subsidiaries in Poland, Hungary and the Czech Republic (see Note 11 – Deconsolidation of Subsidiaries).

In November 2013, the Company entered in to an agreement to sell a 49.99% interest in JobKorea Ltd., its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000 (see Note 3 – Noncontrolling Interest). The transaction, which is accounted for as a sale of a noncontrolling interest, resulted in a sale for tax purposes. A tax provision of $30,853 was recorded on the transaction of which $12,709 was charged to stockholder’s equity and $18,143 was charged to the continuing operations tax provision. The Company utilized its existing U.S. tax operating loss carryovers to offset the tax liability that would otherwise be due on the transaction. As a result of the sale, the remaining 50.01% investment retained by the Company is characterized as a partnership for U.S. tax reporting purposes. Accordingly, the Company’s share of earnings is taxable in the United States, as if distributed. In 2014, 2013 and 2012, the Company repatriated approximately $3,121, $13,385 and $38,000, respectively, of cash from its subsidiary in South Korea.

A provision has not been made for United States or additional foreign taxes on substantially all undistributed earnings of foreign subsidiaries as the Company plans to utilize these undistributed earnings to finance expansion or operating requirements of subsidiaries outside of the United States or due to local country restrictions. Such earnings will continue to be indefinitely reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or United States affiliates, or if the Company should sell its stock in the foreign subsidiaries. Due to various complexities in computing the residual U.S. tax liability, particularly when the timing or form of future repatriations has not been determined, it is not practicable to determine the amount of additional tax, if any, that might be payable on undistributed foreign earnings. The Company estimates its undistributed foreign earnings for which deferred taxes have not been provided are approximately $26,000.

As of December 31, 2014 and 2013, the Company has recorded a liability for $54,636 and $53,078, respectively, which includes unrecognized tax benefits of $30,389 and $30,005, respectively, and estimated accrued interest and penalties of $24,247 and $23,074, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of the (benefit from) provision for income taxes in the Company’s consolidated statement of operations. Interest accrued on unrecognized tax benefits included in the 2014, 2013 and 2012 income tax provision in the statement of operations was $2,695, $2,932, and $3,794, respectively. In 2014, 2013 and 2012 interest expense was recorded net of reversals of prior years’ interest and penalties of $1,523, $3,248, and $9,609, respectively. The net of tax effect of interest, penalties and reversals was a charge of $710 in the year ended December 31, 2014, and a credit of $189 and $3,517 in the years ended December 31, 2013 and 2012, respectively.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance, beginning of period	$30,005	$40,075	$76,818
Gross increases: tax positions taken in prior periods	—	515	8,380
Gross decreases: tax positions taken in prior periods	(1,040)	(13,042)	(8,943)
Gross increases: tax positions taken in current year	2,911	2,457	3,114
Gross decreases: tax positions taken in current year	—	—	—
Gross decreases: settlement of tax examinations	—	—	(39,294)
Gross decreases: lapse of statute of limitation	(1,487)	—	—

Balance, end of period	$30,389	$30,005	$40,075

If the unrecognized tax benefits at December 31, 2014, 2013 and 2012 were recognized in full, $30,389, $30,005, and $40,075, respectively, would impact the effective tax rate.

During 2014, the Company recognized previously unrecognized tax positions of $2,525 which on a net of tax basis favorably impacted the effective rate by $1,143, primarily as a result of lapses of statutes of limitations. The Company also reversed accrued interest on unrecognized tax positions of $1,523, which favorably impacted the effective rate by $921. The tax matters reversed relate primarily to allocation of income among tax jurisdictions.

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

The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to United States federal income taxes and files income tax returns in various states and approximately 40 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, and the United States as well as other countries in Europe and the Asia/Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2010 in Germany, 2012 in the United Kingdom, and 2011 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The United States Internal Revenue Service has recently completed an income tax examination through tax year 2011 which resulted in no material changes.

The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $15,000 in the next twelve months due to expirations of statutes of limitations or settlement of examinations. The tax matters relate to allocation of income between tax jurisdictions and the amount of tax loss carryovers.

18. COMMITMENTS

Leases

The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2014:

	Operating Leases	Estimated Sublease Income
2015	$36,280	$2,229
2016	31,004	3,557
2017	28,593	3,654
2018	24,776	3,654
2019	20,885	3,654
Thereafter	50,851	4,526

	$192,389	$21,274

During the third quarter of 2013, the Company entered into an operating lease for an office facility in Weston, Massachusetts which replaced our office in Maynard, Massachusetts, the lease for which expired in 2014. The lease term began on January 1, 2014 and expires on May 30, 2025.

Total rent and related expenses under operating leases, excluding discontinued operations, were $51,226, $42,546, and $43,030, for the years ended December 31, 2014, 2013 and 2012, respectively. Operating lease obligations after 2014 relate primarily to office facilities.

Other Contractual Commitments

We also have $36,746 of non-cancelable contractual commitments as of December 31, 2014, excluding obligations under our financing agreements, primarily related to agreements for marketing arrangements and software licenses and subscriptions. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum pricing as of the reporting date. The majority of these commitments are due within two years. See Note 14 – Long-Term Debt for discussion on our obligations under our financing agreements.

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

Effective November 4, 2014, Salvatore Iannuzzi resigned as Chief Executive Officer and President of the Company. Mr. Iannuzzi will be an employee of the Company until June 30, 2015 to facilitate an orderly transition. In connection with his resignation, on November 3, 2014, Mr. Iannuzzi and the Company entered into a Letter Agreement detailing the terms of his resignation from the Company. During the fourth quarter of 2014, the Company recognized $8,957 of charges associated with Mr. Iannuzzi’s resignation. This charge includes $4,354 of non-cash compensation associated with the acceleration of 160,501 RSA’s and 2,250,000 RSU’s. See Note 2 – Stock Based Compensation.

Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering all eligible employees. Since October 2010, after a temporary suspension from April 2009 through September 2010, the Company has provided for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions are paid to participating employees in the form of the Company’s Common Stock or cash. Salaries and related expenses, excluding discontinued operations, contain $4,050, $4,060, and $4,596 of employer matching contributions for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses, excluding discontinued operations, were $3,140, $2,952, and $3,275 for the years ended December 31, 2014, 2013 and 2012, respectively.

19. SEGMENT AND GEOGRAPHIC DATA

The Company conducts business in three reportable segments: Careers-North America, Careers-International, and Internet Advertising & Fees. Corporate operating expenses are not allocated to the Company’s reportable segments. The operating results for the Careers-China business and the exited business operations which have previously been included in the Careers-International segment in the Company’s consolidated financial statements have now been reclassified as discontinued operations for all periods presented. Please see Note 7 – Discontinued Operations.

The following tables present the Company’s operations, excluding discontinued operations, by reportable segment and by geographic region:

	The year ended December 31,
	2014	2013	2012
Revenue
Careers – North America	$436,946	$446,274	$462,962
Careers – International	269,064	288,623	351,130
Internet Advertising & Fees	64,003	72,682	76,300

Revenue	$770,013	$807,579	$890,392

Operating (Loss) Income
Careers – North America	$(198,294)	$65,009	$42,686
Careers – International	(25,129)	(18,596)	13,076
Internet Advertising & Fees	(48,624)	24,492	17,721

	(272,047)	70,905	73,483
Corporate expenses	(50,249)	(37,714)	(41,331)

Operating (Loss) Income	$(322,296)	$33,191	$32,152

Depreciation and Amortization
Careers – North America	$24,381	$31,204	$35,446
Careers – International	19,174	22,874	22,181
Internet Advertising & Fees	3,589	4,354	5,943

	47,144	58,432	63,570
Corporate expenses	1,499	724	709

Depreciation and Amortization	$48,643	$59,156	$64,279

Restructuring and Other Special Charges
Careers – North America	$—	$9,537	$20,970
Careers – International	—	7,866	15,990
Internet Advertising & Fees	—	341	2,123
Corporate expenses	—	2,251	1,275

Restructuring and Other Special Charges	$—	$19,995	$40,358

Goodwill Impairment
Careers – North America	$263,000	$—	$—
Careers – International	—	—	—
Internet Advertising & Fees	62,800	—	—
Corporate expenses	—	—	—

Goodwill Impairment	$325,800	$—	$—

Revenue by Geographic Region(a)
United States	$484,252	$500,746	$517,268
International	285,761	306,833	373,124

Revenue	$770,013	$807,579	$890,392

Long-lived Assets by Geographic Region(b)
United States	$89,343	$88,284	$103,112
International	30,386	35,885	44,501

Total Long-Lived Assets	$119,729	$124,169	$147,613

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.
(b)	Total long-lived assets includes property and equipment, net.

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

20. LEGAL MATTERS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. Aside from the matters discussed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

In September 2013, Career Destination Development, LLC filed suit against the Company for allegedly infringing certain patents, U.S. Patent No. 7,424,438 (the “438 Patent”) and U.S. Patent No. 8,374,901 (the “901 Patent”), relating to methods for the online searching of jobs. The lawsuit, entitled Career Destination Development, LLC vs. Monster Worldwide, Inc. (Civil Action No. 13-cv-2423), was brought in the United States District Court for the District of Kansas. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest, and other costs. On October 10, 2013, the Company filed an answer denying the allegations set forth in the complaint. On February 12, 2014, Monster filed two separate petitions in the United States Patent and Trademark Office (“USPTO”) for covered business method (“CBM”) review of the ‘901 Patent, and the USPTO subsequently assigned case numbers CBM2014-00069 and CBM2014-00070 to these petitions for CBM review of the ‘901 Patent. On February 12, 2014 and February 21, 2014, Monster also filed petitions in the USPTO for CBM review of the ‘438 Patent, and the USPTO subsequently assigned case numbers CBM2014-00068 and CBM2014-00077 to the petitions for review of the ‘438 Patent. On March 14, 2014, the District Court for the District of Kansas granted Monster’s motion to stay Civil Action No. 13-cv-2423 pending the aforementioned CBM reviews of the ‘438 and ‘901 Patents. On November 28, 2014, the parties entered into a settlement agreement whereby all claims would be dismissed with prejudice and the petitions filed with the USPTO would be withdrawn. By Order of the Court dated November 25, 2014, the action was dismissed with prejudice.

In April 2014, Selene Communication Technologies LLC filed suit against the Company for allegedly infringing a certain patent relating to methods for generating search queries. The lawsuit, entitled Selene Communication Technologies LLC vs. Monster Worldwide, Inc. (Civil Action No.14-cv-434) was brought in the United States District Court for the District of Delaware. The Plaintiff sought injunctive relief, monetary damages, pre and post judgment interest and other costs. On June 13, 2014, the Company filed an answer denying the allegations set forth in the complaint. On October 29, 2014, the parties entered into a settlement agreement whereby all claims would be voluntarily dismissed with prejudice. By Order of the Court dated November 17, 2014, the action was dismissed with prejudice.

21. SUBSEQUENT EVENTS (UNAUDITED)

“Reallocate to Accelerate”

On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The initiatives currently include a global workforce reduction of approximately 300 associates, or 7% of its full-time staff, consolidation of certain office facilities, and continuing discretionary-spending and office and general expense controls. The Company expects these reductions, currently anticipated to be completed by the end of 2015, to result in annualized savings of approximately $38,000 to $45,000. The full impact of the savings will be realized beginning in the fourth quarter of 2015. As a result of these initiatives, the Company expects to record a cumulative pre-tax charge within the range of $18,000 to $23,000, all of which is expected to be cash expenditures. The majority of the associated charges are expected to be recorded in the first half of 2015.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$198,149	$194,441	$191,220	$186,203	$770,013

Salaries and related	101,999	103,220	100,587	107,337	413,143
Office and general	55,207	49,131	52,186	50,450	206,974
Marketing and promotion	41,413	37,377	35,109	32,493	146,392
Goodwill impairment	—	—	—	325,800	325,800

Total operating expenses	198,619	189,728	187,882	516,080	1,092,309

Operating (loss) income	(470)	4,713	3,338	(329,877)	(322,296)
Gain on deconsolidation of subsidiaries, net	11,828	—	—	—	11,828
Interest and other, net	(1,323)	(1,660)	(1,830)	(3,739)	(8,552)

Income (loss) before income taxes and (loss) income in equity interests	10,035	3,053	1,508	(333,616)	(319,020)
Provision for (benefit from) income taxes	6,663	1,615	1,934	(45,503)	(35,291)
(Loss) income in equity interests, net	(133)	58	75	(78)	(78)

Income (loss) from continuing operations	3,239	1,496	(351)	(288,191)	(283,807)

Net income (loss)	3,239	1,496	(351)	(288,191)	(283,807)
Net income attributable to noncontrolling interest	1,174	1,462	1,318	1,528	5,482

Net income (loss) attributable to Monster Worldwide, Inc.	$2,065	$34	$(1,669)	$(289,719)	$(289,289)

Basic earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.02	$—	$(0.02)	$(3.31)	$(3.29)

Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.02	$—	$(0.02)	$(3.31)	$(3.29)

Weighted average shares outstanding:
Basic	91,102	87,080	86,576	87,478	88,045
Diluted	94,416	89,955	86,576	87,478	88,045

Net income (loss)	$3,239	$1,496	$(351)	$(288,191)	$(283,807)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	3,496	(2,861)	(27,563)	(29,883)	(56,811)

Comprehensive income (loss)	6,735	(1,365)	(27,914)	(318,074)	(340,618)
Comprehensive income (loss) attributable to noncontrolling interest	347	4,379	(14)	(1,918)	2,794

Comprehensive income (loss) attributable to Monster Worldwide, Inc.	$6,388	$(5,744)	$(27,900)	$(316,156)	$(343,412)

See further description of goodwill impairment, gain on deconsolidation of subsidiaries, net, income taxes and net income attributable to noncontrolling interest in Notes 5, 11, 17 and 3, respectively.

MONSTER WORLDWIDE, INC.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$211,986	$200,058	$196,817	$198,718	$807,579

Salaries and related	97,575	89,467	92,931	99,433	379,406
Office and general	51,132	52,262	51,542	50,461	205,397
Marketing and promotion	49,267	43,394	38,089	38,840	169,590
Restructuring and other special charges	13,167	6,828	—	—	19,995

Total operating expenses	211,141	191,951	182,562	188,734	774,388

Operating income	845	8,107	14,255	9,984	33,191
Interest and other, net	(1,268)	(1,357)	(1,482)	(1,663)	(5,770)

(Loss) Income before income taxes and loss in equity interests	(423)	6,750	12,773	8,321	27,421
(Benefit from) provision for income taxes	(11,999)	2,366	4,480	28,157	23,004
Loss in equity interests, net	(458)	(245)	(119)	(86)	(908)

Income (loss) from continuing operations	11,118	4,139	8,174	(19,922)	3,509
(Loss) income from discontinued operations, net of tax	(6,134)	(759)	3,095	—	(3,798)

Net income (loss)	4,984	3,380	11,269	(19,922)	(289)
Net income attributable to noncontrolling interest	—	—	—	193	193

Net income (loss) attributable to Monster Worldwide, Inc.	$4,984	$3,380	$11,269	$(20,115)	$(482)

Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.10	$0.04	$0.08	$(0.21)	$0.03
(Loss) income from discontinued operations, net of tax	(0.06)	(0.01)	0.03	—	(0.04)

Basic earnings (loss) per share	$0.04	$0.03	$0.11	$(0.21)	$—

Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.10	$0.04	$0.08	$(0.21)	$0.03
(Loss) income from discontinued operations, net of tax	(0.06)	(0.01)	0.03	—	(0.04)

Diluted earnings (loss) per share	$0.04	$0.03	$0.11	$(0.21)	$—

Weighted average shares outstanding:
Basic	111,402	110,932	105,394	97,872	106,947
Diluted	112,637	111,937	105,967	97,872	107,913

Net income (loss)	$4,984	$3,380	$11,269	$(19,922)	$(289)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(36,999)	(9,139)	21,022	1,257	(23,859)

Comprehensive (loss) income	(32,015)	(5,759)	32,291	(18,665)	(24,148)
Comprehensive income attributable to noncontrolling interest	—	—	—	128	128

Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(32,015)	$(5,759)	$32,291	$(18,793)	$(24,276)

See further description of restructuring, income taxes and discontinued operations in Notes 6, 17, and 7, respectively.

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, non-vested restricted stock units and non-vested restricted stock, and the 3.50% convertible senior notes due 2019, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Monster Worldwide, Inc.

New York, New York

We have audited Monster Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

February 10, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance and Board of Directors Matters,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2014 pursuant to Regulation 14A of the Exchange Act. The information under the heading “Executive Officers” in “Item 1. Business” of this Annual Report on Form 10-K is also incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers (including its principal executive officer, principal financial officer, principal accounting officer and controller) and employees. The Code of Business Conduct and Ethics is available on the Investor Relations portion of the Company’s website under the “Corporate Governance” link. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Company’s Code of Business Conduct and Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller by either filing a Form 8-K or posting this information on the Company’s website within four business days following the date of amendment or waiver. The Company’s website address is http://www.monster.com/about.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2014 pursuant to Regulation 14A of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2014 pursuant to Regulation 14A of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2014 pursuant to Regulation 14A of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2014 pursuant to Regulation 14A of the Exchange Act.

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

MONSTER WORLDWIDE, INC. (REGISTRANT)

By:	/s/ TIMOTHY T. YATES
Timothy T. Yates
President and Chief Executive Officer

Dated: February 10, 2015

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ TIMOTHY T. YATES Timothy T. Yates	President, Chief Executive Officer and Director (principal executive officer)	February 10, 2015

/s/ JAMES M. LANGROCK James M. Langrock	Executive Vice President and Chief Financial Officer (principal financial officer)	February 10, 2015

/s/ MICHAEL B. MCGUINNESS Michael B. McGuinness	Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)	February 10, 2015

/s/ JOHN GAULDING John Gaulding	Director	February 10, 2015

/s/ EDMUND P. GIAMBASTIANI, JR. Edmund P. Giambastiani, Jr.	Director	February 10, 2015

/s/ JEFFREY F. RAYPORT Jeffrey F. Rayport	Director	February 10, 2015

/s/ ROBERTO TUNIOLI Roberto Tunioli	Director	February 10, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1	Unit Purchase Agreement, dated as of November 6, 2013, by and among Odyssey Partners Private Equity Fund, Monster Worldwide, Inc. and KJB Holding Corp. – Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013

3.1	Certificate of Incorporation, as amended – Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007

3.2	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2010

4.1	Form of Common Stock Certificate – Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007

4.2	Indenture, dated as of October 22, 2014, between Monster Worldwide, Inc. and Wilmington Trust, National Association, as trustee – Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2014

10.1*	Form of Indemnification Agreement – Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471) filed on September 23, 1996

10.2*	Monster Worldwide, Inc. Amended and Restated 2008 Equity Incentive Plan – Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2014

10.3*	1999 Long Term Incentive Plan, as amended as of January 1, 2008 – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008

10.4*	Monster Worldwide, Inc. Second Amended and Restated Executive Incentive Plan – Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2014

10.5*	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting, 2014 Version) – Filed herewith

10.6*	Form of Monster Worldwide, Inc. Performance-Based Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Stock Price Targets) – Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 10, 2014

10.7*	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting) – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2012

10.8*	Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting) – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2012

10.9*	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Unit Award Agreement for Annual Grants of Restricted Stock Units – Filed herewith

10.10*	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for Initial Grants of Restricted Stock (Prior to 2014) – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011

Exhibit Number	Description

10.11*	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for Annual Grants of Restricted Stock (Prior to 2014) – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011

10.12*	Employment Agreement, effective as of November 4, 2014, by and between Monster Worldwide, Inc. and Timothy T. Yates – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 13, 2015

10.13*	Employment Agreement, effective as of May 15, 2008, by and between Monster Worldwide, Inc. and James M. Langrock, as amended effective as of January 1, 2009 and February 28, 2012 – Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 13, 2013

10.14*	Amended and Restated Employment Agreement, effective as of February 28, 2012, by and between Monster Worldwide, Inc. and Mark Stoever – Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 13, 2013

10.15*	Employment Agreement, effective as of September 7, 2007, by and between Monster Worldwide, Inc. and Lise Poulos, as amended effective as of January 1, 2009 and February 28, 2012 – Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 13, 2013

10.16*	Employment Agreement, effective as of May 28, 2012, by and between Monster Worldwide, Inc. and Michael B. McGuinness – Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 10, 2014

10.17*	Employment Agreement, effective as of April 11, 2007, by and between Monster Worldwide, Inc. and Salvatore Iannuzzi – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007

10.18*	Letter Agreement, dated November 3, 2014, between Monster Worldwide, Inc. and Salvatore Iannuzzi – Filed herewith

10.19	Purchase Agreement, dated October 16, 2014, by and among Monster Worldwide, Inc. and the initial purchasers named therein – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2014

10.20	Base Capped Call Transaction, dated October 16, 2014, by and between Monster Worldwide, Inc. and Bank of America, N.A. – Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2014

10.21	Additional Capped Call Transaction, dated October 21, 2014, by and between Monster Worldwide, Inc. and Bank of America, N.A. – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2014

10.22	Third Amended and Restated Credit Agreement, dated October 31, 2014, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer and the other lenders identified – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2014

10.23	First Amendment to Third Amended and Restated Credit Agreement, dated February 6, 2015, made by Monster Worldwide, Inc. and the lenders party thereto – Filed herewith

Exhibit Number	Description

10.24	Third Amended and Restated Subsidiary Guaranty, dated October 31, 2014, by the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent – Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2014

10.25	Second Amended and Restated U.S. Pledge Agreement, dated October 31, 2014, by Monster Worldwide, Inc., and the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent – Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 4, 2014

10.26	Security Agreement, dated October 31, 2014, by Monster Worldwide, Inc., and the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent – Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 4, 2014

21.1	Subsidiaries of the Company – Filed herewith

23.1	Consent of BDO USA, LLP – Filed herewith

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith

31.2	Certification by James M. Langrock pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith

101.INS	XBRL Instance Document – Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document – Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document – Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document – Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document – Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document – Filed herewith

*	Management contract or compensatory plan or arrangement