Form 10-Q
period 2015-03-31
MONSTER WORLDWIDE, INC.
filed 2015-05-07
CIK 1020416

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
COMMISSION FILE NUMBER 001-34209

MONSTER WORLDWIDE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3906555
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

135 Boston Post Road, Building 15, Weston, Massachusetts	02493
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
(978) 461-8000
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2015
Common Stock	91,002,719

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$183,693	$198,149
Salaries and related	93,746	101,999
Office and general	46,042	55,207
Marketing and promotion	33,161	41,413
Restructuring and other special charges	20,222	—
Total operating expenses	193,171	198,619
Operating loss	(9,478)	(470)
Gain on partial sale of equity method investment	8,849	—
Gain on deconsolidation of subsidiaries, net	—	11,828
Interest and other, net	(3,107)	(1,323)
(Loss) income before income taxes and loss in equity interests	(3,736)	10,035
(Benefit from) provision for income taxes	(13,145)	6,663
Loss in equity interests, net	(220)	(133)
Net income	9,189	3,239
Net income attributable to noncontrolling interest	1,019	1,174
Net income attributable to Monster Worldwide, Inc.	$8,170	$2,065
Basic earnings per share attributable to Monster Worldwide, Inc.	$0.09	$0.02
Diluted earnings per share attributable to Monster Worldwide, Inc.	$0.09	$0.02
Weighted average shares outstanding:
Basic	89,137	91,102
Diluted	91,474	94,416
Net income	$9,189	$3,239
Other comprehensive income:
Foreign currency translation adjustments, net	(9,104)	3,496
Comprehensive income	85	6,735
Comprehensive income attributable to noncontrolling interest	1,270	347
Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(1,185)	$6,388
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,230	$94,297
Accounts receivable, net of allowance for doubtful accounts of $3,135 and $3,295, respectively	275,539	282,523
Prepaid and other	66,785	83,326
Total current assets	452,554	460,146
Goodwill	535,790	540,621
Property and equipment, net	117,203	119,729
Intangibles, net	29,802	30,503
Investment in unconsolidated affiliates	18,832	20,700
Other assets	49,284	45,452
Total assets	$1,203,465	$1,217,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$160,821	$159,027
Deferred revenue	303,535	300,724
Current portion of long-term debt	10,125	9,563
Total current liabilities	474,481	469,314
Long-term income taxes payable	37,550	54,636
Long-term debt, net, less current portion	200,055	201,821
Other long-term liabilities	18,125	16,635
Total liabilities	730,211	742,406
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 146,292 and 144,361 shares, respectively; outstanding: 89,867 and 87,936 shares, respectively	146	144
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,044,732	2,040,209
Accumulated deficit	(845,990)	(854,160)
Accumulated other comprehensive (loss) income	(110)	9,245
Less: Treasury stock, at cost, 56,425 shares	(781,041)	(774,940)
Total Monster Worldwide, Inc. stockholders’ equity	417,737	420,498
Noncontrolling interest in subsidiary	55,517	54,247
Total stockholders’ equity	473,254	474,745
Total liabilities and stockholders’ equity	$1,203,465	$1,217,151
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows provided by operating activities:
Net income	$9,189	$3,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,807	12,519
Provision for doubtful accounts	323	316
Stock-based compensation	4,465	8,173
Loss in equity interests, net	220	133
Non-cash restructuring charges	4,226	—
Deferred income taxes	3,933	3,893
Gain on deconsolidation of subsidiaries	—	(13,647)
Gain on partial sale of equity method investment	(8,849)	—
Amount reclassified from accumulated other comprehensive income	—	1,819
Excess income tax benefit from equity compensation plans	—	(130)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(255)	14,501
Prepaid and other	(4,298)	(14,838)
Deferred revenue	9,946	(964)
Accounts payable, accrued liabilities and other	(3,948)	3,893
Total adjustments	17,570	15,668
Net cash provided by operating activities	26,759	18,907
Cash flows (used for) provided by investing activities:
Capital expenditures	(7,945)	(10,700)
Payments for acquisitions, net of cash acquired	—	(27,005)
Investment in Alma Career Oy	—	(6,516)
Cash funded to equity investee and other	976	(729)
Capitalized patent defense costs	(2,263)	—
Cash received from partial sale of equity method investment	9,128	—
Net cash used for investing activities	(104)	(44,950)
Cash flows (used for) provided by financing activities:
Payments on borrowings on credit facilities	(31,600)	—
Proceeds from borrowings on credit facilities	31,600	78,800
Payments on borrowings on term loan	(2,250)	(1,875)
Fees paid on the issuance of debt	(997)	—
Repurchase of common stock	—	(39,653)
Tax withholdings related to net share settlements of restricted stock awards and units	(5,494)	(1,427)
Excess income tax benefit from equity compensation plans	—	130
Net cash (used for) provided by financing activities	(8,741)	35,975
Effects of exchange rates on cash	(1,981)	118
Net increase in cash and cash equivalents	15,933	10,050
Cash and cash equivalents, beginning of period	94,297	88,581
Cash and cash equivalents, end of period	$110,230	$98,631
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,412	$3,182
Cash paid for interest	$1,137	$2,240
Non-cash activities:
Net assets of entities contributed to Alma Career Oy	$—	$4,200
See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company”, “Monster”, “Monster Worldwide”, “we”, “our”, or “us”) has operations that consist of two reportable segments: Careers-North America and Careers-International. Revenue in the Company’s segments is primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Monster network of online resume and social profile databases, recruitment media services and other career-related services. The Company’s segments provide online services to customers in a variety of industries throughout North America, Europe, and the Asia-Pacific region.
Prior to January 1, 2015, the Company reported a third reportable segment, Internet Advertising & Fees. Effective January 1, 2015, as a result of changes in Monster's internal management and reporting structure, operations of Internet Advertising & Fees are now included within the Careers-North America reportable segment. See Note 16 - Segment and Geographic Data.
In May 2014, Monster revealed its “All the Jobs, All the People” strategy to drive the business and enhance its competitive position. Monster’s new strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.
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
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which supersedes the revenue recognition guidance in Accounting Standard Codification (“ASC”) 605, Revenue Recognition. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This amended guidance is effective retrospectively for reporting periods (interim and annual) beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, which revises the guidance in ASC 835, Interest, to require debt issuance costs be presented as a direct deduction from the corresponding debt liability, consistent with the presentation of debt discounts or premiums. The ASU does not affect the recognition and measurement of debt issuance costs. The guidance is to be applied retrospectively, and is effective for reporting periods (interim and annual) beginning after December 15, 2015, for public companies, and is considered a change in accounting principle. Early adoption is permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.
3.    EARNINGS PER SHARE ATTRIBUTABLE TO MONSTER WORLDWIDE, INC.
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. When the effects are dilutive, diluted earnings per share is calculated using the weighted-average outstanding common shares, participating securities, and the dilutive effect of all other stock-based compensation awards as determined under the treasury stock method. Certain stock options and stock issuable under employee compensation plans were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
On October 22, 2014, the Company consummated an offering of its 3.50% convertible senior notes due 2019 (the “Notes”). Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds approximately $5.33 per share of Monster’s common stock, the conversion price of the Notes.
In connection with the pricing of the Notes, Monster entered into a capped call transaction which increases the effective conversion price of the Notes, and is designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. See Note 14 - Long-Term Debt for additional details.
A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended March 31,
	2015	2014
Basic weighted-average shares outstanding	89,137	91,102
Impact of stock options and non-vested stock under employee compensation plans	1,585	3,314
Impact of 3.50% convertible senior notes due 2019	752	—
Diluted weighted-average shares outstanding	91,474	94,416
Weighted-average anti-dilutive common stock equivalents - stock options and non-vested stock under employee compensation plans	1,679	3,526
Share Repurchase Plan
On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000 which expired on April 30, 2015. No share repurchases were made during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company repurchased 5,016,709 shares for a total of $39,552, excluding commissions, at an average price of $7.88 per share. Since the inception of this repurchase program, the Company repurchased 27,717,428 shares for a total of $158,683, excluding commissions, at an average price of $5.73 per share.
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
The Company recognized pre-tax compensation expense in the consolidated statements of operations related to stock-based compensation as follows:

	Three months ended March 31,
	2015	2014
Non-vested stock, included in salaries and related	$4,465	$8,173
Market-Based Awards -During the first three months of 2015, the Company granted an aggregate of 350,000 market-based RSUs that will vest contingent on meeting certain stock price targets within three years of the grant date. The market-based RSUs vest in four tranches, with each tranche equaling 25% of the award, if, and when, certain stock price targets are achieved and maintained for 30 consecutive trading days, subject to the recipient’s continued employment and service through the one year anniversary of the target stock price being achieved.

Performance-Based Awards -During the first three months of 2015, the Company granted 350,000 RSUs subject to certain specified performance-based conditions.
Service-Based Awards - There were no service-based stock awards granted during the first three months of 2015.
The Company’s non-vested stock activity is as follows (shares in thousands):

	Three months ended March 31,
	2015		2014
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	8,554	$4.85	13,142	$5.58
Granted RSUs	700	$3.71	25	$6.27
Forfeited	(528)	$4.87	(98)	$20.19
Vested	(3,110)	$4.58	(691)	$9.99
Non-vested at end of period	5,616	$4.85	12,378	$5.27
As of March 31, 2015, the unrecognized compensation expense related to non-vested stock was $16,917 which is expected to be recognized over a weighted-average period of 1.2 years.

The Company’s stock option activity is as follows (shares in thousands):

	Three months ended March 31,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	146	$32.32	928	$29.68
Exercised	—	$—	—	—
Forfeited/expired/canceled	(22)	$29.40	(371)	$24.56
Outstanding at end of the period	124	$32.85	557	$33.08
Options exercisable at end of period	124	$32.85	557	$33.08
Aggregate intrinsic value of options exercised during the period	$—		$—
All stock options granted were fully expensed prior to January 1, 2014.
5.    NONCONTROLLING INTEREST
In December 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country. Based on the terms of the agreement, Monster maintains a controlling interest in the subsidiary and, accordingly, will continue to consolidate the results of JobKorea in its consolidated financial statements. The noncontrolling interest’s share of net income was $1,019 and $1,174 for the three months ended March 31, 2015 and 2014, respectively.
The following table reflects the changes in stockholders’ equity attributed to the Company and the noncontrolling interest in the three months ended March 31, 2015:

	Attributable to Monster Worldwide, Inc.	Attributable to Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2014	$420,498	$54,247	$474,745
Net income	8,170	1,019	9,189
Change in cumulative foreign currency translation adjustment	(9,355)	251	(9,104)
Comprehensive (loss) income	(1,185)	1,270	85
Tax withholdings related to net share settlements of restricted stock awards and units	(6,101)	—	(6,101)
Stock based compensation - restricted stock	4,525	—	4,525
Balance, March 31, 2015	$417,737	$55,517	$473,254
6.    BUSINESS COMBINATIONS
In the first quarter of 2014, the Company’s Careers-North America segment purchased TalentBin, Inc., a social profile talent search engine, and Gozaik LLC, a developer of social jobs aggregation and distribution technology. Aggregate consideration for the acquisitions was $27,005 in cash, net of cash acquired, with $1,750 of the consideration in escrow. The amounts held in escrow were released in the first quarter of 2015. The Company recorded $25,061 of goodwill, $907 of deferred tax assets, $1,740 of purchased technology, $730 of other intangibles, $249 of other assets and $1,482 of liabilities related to the acquisitions. Of the goodwill recorded, approximately $10,500 will be deductible for tax purposes.

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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications for the three months ended March 31, 2015.
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$51,747	$—	$51,747
Bankers' acceptances	—	1,681	—	1,681
Foreign exchange contracts	—	126	—	126
Total Assets	$—	$53,554	$—	$53,554
Liabilities:
Foreign exchange contracts	$—	$103	$—	$103
Lease exit liabilities	—	—	10,590	10,590
Total Liabilities	$—	$103	$10,590	$10,693
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$60,553	$—	$60,553
Foreign exchange contracts	—	74	—	74
Total Assets	$—	$60,627	$—	$60,627
Liabilities:
Foreign exchange contracts	$—	$265	$—	$265
Lease exit liabilities	—	—	8,515	8,515
Total Liabilities	$—	$265	$8,515	$8,780

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations, restructuring activities of the Company and consolidation of office facilities and are recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. In the first quarter of 2015, as part of its "Reallocate to Accelerate" program, the Company vacated space in its Bedford, Massachusetts location (see Note 11 - Restructuring and Other Special Charges). In the first quarter of 2014, the Company vacated its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our new corporate headquarters in Weston, Massachusetts.
The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Three months ended March 31,
	2015	2014
Balance, Beginning of Period	$8,515	$12,550
Expense	3,195	5,728
Cash payments and changes in fair value	(1,120)	(2,411)
Balance, End of Period	$10,590	$15,867
The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to its 3.50% convertible senior notes due 2019 and borrowings under its revolving credit facilities and term loan (see Note 14 - Long-Term Debt). Our borrowings under our credit facilities approximate fair value due to the debt bearing fluctuating market interest rates. The carrying amounts of the convertible senior notes approximate fair value giving affect for the term of those notes and the effective interest rates.
8.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The amounts recognized in accumulated other comprehensive (loss) income were as follows:

	Foreign Currency Translation Adjustments
	Three months ended March 31,
	2015	2014
Beginning balance	$9,245	$63,368
Other comprehensive (loss) income before reclassifications	(9,355)	2,504
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,819
Net current period change in accumulated other comprehensive (loss) income	(9,355)	4,323
Ending balance	$(110)	$67,691
Amounts reclassified from accumulated other comprehensive (loss) income to income were as follows:

		Three months ended March 31,
Details about AOCI Components	Affected Line Item in the Statement Where Net Income Is Presented	2015	2014
Foreign currency translation adjustments
Deconsolidation of foreign subsidiaries	Gain on deconsolidation of subsidiaries, net	$—	$1,819
Total reclassifications		$—	$1,819

9.    DECONSOLIDATION OF SUBSIDIARIES
Prior to January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001, with the remaining 75% held by Alma Media Corporation (“Alma Media”). Alma Media is a leading media company based in Finland, focused on digital services and publishing in Finland, the Nordic countries, the Baltics and Central Europe. Effective January 3, 2014, the Company expanded its relationship with Alma Media. Monster and Alma Media each contributed several additional entities and businesses into the then-existing joint venture and formed a significantly larger joint venture where Monster has an equity ownership of 15% with the opportunity to increase ownership up to 20%. The Company also contributed cash of approximately $6,500. Following closing, Monster no longer held a controlling interest in its subsidiaries in Poland, Hungary and the Czech Republic and therefore deconsolidated those subsidiaries effective January 3, 2014. The Company accounts for its investment under the equity method of accounting due to the Company’s ability to exert significant influence over the financial and operating policies of the new joint venture, primarily through our representation on the board of directors.
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
As a result of the deconsolidation, the Company recorded a net gain of $11,828 to Gain on deconsolidation of subsidiaries, net in the first quarter of 2014. See Note 15 – Income Taxes for discussion on the tax impact of the deconsolidation.
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
In 2008, the Company acquired a 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"). For the three months ended March 31, 2015 and 2014, the Company expended an additional $451 and $492, respectively, for additional working capital requirements relating to CareerOne. The carrying value of the investment was $104 as of March 31, 2014 and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates. On March 31, 2015, the Company sold the majority of its 50% equity interest in CareerOne in an arms-length transaction, leaving the Company with a 10% interest. Total cash received from the transaction was $9,128, and the sale resulted in the recognition of a pre-tax gain of $8,849 in the first quarter of 2015. As a result of the sale, the Company no longer has the ability to exercise significant influence over CareerOne. Therefore, effective March 31, 2015, the remaining 10% interest retained by the Company is being accounted for under the cost method. See Note 15 – Income Taxes for discussion of the tax impact of the transaction.
As discussed in Note 9 – Deconsolidation of Subsidiaries, through January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture in Finland, Eastern Europe and the Baltics with Alma Media. The carrying value of the investment was $18,832 and $24,480 as of March 31, 2015 and 2014, respectively, and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

Loss in equity interests, net are as follows by equity investment:

	Three months ended March 31,
	2015	2014
Alma Career Oy	$179	$119
Australia	(399)	(252)
Loss in equity interests, net	$(220)	$(133)
11.    RESTRUCTURING AND OTHER SPECIAL CHARGES
"Reallocate to Accelerate"
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. Through March 31, 2015, the Company has notified approximately 200 associates in North America and Europe. The Company anticipates additional charges of approximately $3,000 to $5,000 in the second and third quarters of 2015. The following table displays a roll forward of the restructuring and other special charges and related liability balances associated with the "Reallocate to Accelerate" program:

	Accrual at December 31, 2014	Expense	Cash Payments	Non-Cash Utilization	Accrual at March 31, 2015
Workforce reduction	$—	$12,325	$(3,150)	$—	$9,175
Lease exit costs	—	3,000	—	—	3,000
Impairment of assets	—	4,226	—	(4,226)	—
Other costs and professional fees	—	671	(76)	—	595
Total	$—	$20,222	$(3,226)	$(4,226)	$12,770
12.    PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	March 31, 2015	December 31, 2014
Capitalized software costs	$213,003	$209,007
Furniture and equipment	17,011	16,196
Leasehold improvements	35,918	40,103
Computer and communications equipment	156,554	160,414
	422,486	425,720
Less: accumulated depreciation	305,283	305,991
Property and equipment, net	$117,203	$119,729
Depreciation expense was $11,082 and $11,885 for the three months ended March 31, 2015 and 2014, respectively. During the first quarter of 2014, the Company vacated, and wrote off assets associated with its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our corporate headquarters in Weston, Massachusetts.
13.    FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans and non-functional currency inter-company accounts receivable.

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives are as follows:

	March 31, 2015
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,972	April/May 2015	126
Foreign currency exchange forwards	Accrued expenses and other current liabilities	14,608	April 2015	(103)
Total Derivative Instruments		$30,580		$23

	December 31, 2014
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,902	January 2015	74
Foreign currency exchange forwards	Accrued expenses and other current liabilities	25,378	January 2015	(265)
Total Derivative Instruments		$41,280		$(191)
The amounts of unrealized and realized net gains (losses) and changes in the fair value of our forward contracts are as follows:

	Location of Realized and Unrealized Net Gain (Loss) and Changes in the Fair Value of Forward Contracts	Amount of Realized and Unrealized Net Gain (Loss) and Changes in the Fair Value of Forward Contracts

		Three months ended March 31,
		2015	2014
Foreign currency exchange forwards	Interest and Other, net	$295	$(132)
14.    LONG-TERM DEBT
Long-term debt, net of discounts where applicable, is summarized as follows:

	March 31, 2015	December 31, 2014
3.50% convertible senior notes due 2019	$143,750	$143,750
Credit facilities	85,500	87,750
Unamortized discount on convertible senior notes	(19,070)	(20,116)
	210,180	211,384
Less: current portion of long-term debt	10,125	9,563
Long-term debt, net, less current portion	$200,055	$201,821

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
The conversion rate for the Notes is initially 187.7405 shares per one thousand dollar principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. Unless and until Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock, Monster will settle conversions of the Notes by paying cash up to the principal amount of any converted Notes and delivering Common Stock and/or paying cash in respect of any remaining conversion obligation, and the number of shares of Common Stock issuable upon conversion of the Notes will be subject to such cap. If Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock on the date the Notes were priced, Monster will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Stockholder approval has been requested at the upcoming Annual Meeting of Stockholders on June 9, 2015. Monster will not have the right to redeem the Notes prior to maturity. The maximum number of shares of common stock the Notes are convertible into is approximately 27,000,000, and is subject to adjustment under certain circumstances.
The Notes will be convertible at the option of holders only under the following circumstances:

1.
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

2.
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

3.	Prior to the business day immediately preceding January 15, 2019, upon the occurrence of specified corporate events; or

4.	At any time on or after January 15, 2019 until the close of business on the second scheduled trading day immediately preceding the October 15, 2019 maturity date.
Further, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount at maturity of the Notes to be purchased, plus accrued and unpaid interest upon certain fundamental changes.
In accordance with ASC 470-20, Debt with Conversion and Other Options , the Notes were separated into debt and equity components and assigned a fair value. The value assigned to the debt component was the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the cash proceeds and this estimated fair value represents the value which was assigned to the equity component and was recorded as a debt discount. The debt discount is being amortized using the effective interest method from the date of issuance through the October 15, 2019 maturity date.

The initial debt component of the Notes was valued at $122,829, based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance. The carrying value of the permanent equity component reported in additional paid-in-capital was initially valued at $20,228, which is net of $693 of fees and expenses allocated to the equity component.
The capped call transactions are expected generally to reduce potential dilution to the Common Stock and/or offset cash payments Monster would have to make in excess of the principal amount of any converted Notes in the event that the market price per share of Common Stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which will initially correspond to the conversion price of the Notes and be subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The cap price under the capped call transaction is initially $7.035 per share, and is subject to certain adjustments under the terms of the capped call transaction. The capped call transaction has been included as a net reduction to additional paid-in capital within stockholders’ equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity .
Credit Facilities
On March 22, 2012, the Company amended its then-existing credit agreement in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provided the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, for a total of $325,000 in credit available to the Company. The obligations under the Second Amended Credit Agreement were set to mature on March 22, 2015. The Second Amended Credit Agreement did not qualify as a debt extinguishment in accordance with ASC 470 - Debt , and all financing fees incurred were deferred were being amortized through March 2015.
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
On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100,000 revolving credit facility and $90,000 term loan facility, providing for a total of $190,000 in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement of $98,900 under the revolving credit facility. Each of the revolving credit facility and the term loan facility matures on October 31, 2017. On February 5, 2015, the Company entered into an amendment of the Third Amended Credit Agreement to provide the Company with flexibility in connection with its "Reallocate to Accelerate" initiatives. The amendment provides that up to $20,000 of costs and restructuring charges incurred during the fiscal year ending December 31, 2015 will be added back to Consolidated EBITDA, which is a component of the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio.
The Third Amended Credit Agreement partially qualifies as a debt extinguishment in accordance with ASC 470 - Debt . Accordingly, the Company expensed $388 of financing fees classified as a debt extinguishment through interest & other, net during the fourth quarter of 2014. The remaining $3,080 of financing fees is being deferred and amortized through October 2017.
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2,250 payable on each of June 30, 2015 and September 30, 2015, $2,813 payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3,375 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity.
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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the closing date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of March 31, 2015, the Company was in full compliance with its covenants.
At March 31, 2015, the utilized portion of this credit facility was $85,500 in borrowings on the term loan facility, $0 borrowings on the revolving credit facility, and $294 in outstanding letters of credit. The portion of the term loan that is due within one year is $10,125 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheets. As of March 31, 2015, based on the calculation of the maximum consolidated leverage ratio, $59,977 of the Company’s revolving credit facility was available. At March 31, 2015, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.18%, 3.25% and 0.06%, respectively. As of March 31, 2015, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.42%.
15.    INCOME TAXES
The (benefit from) provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The tax effect of discrete items is recorded in the quarter in which they occur. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, greater losses than anticipated in countries with lower statutory tax rates, increases in recorded valuation allowances of tax assets, or changes in tax laws or interpretations thereof.
Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets. The tax provision during the three months ended March 31, 2015 reflects a provision of $6,931 attributable to discrete items, consisting primarily of a tax provision of $4,896 due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 10 - Investments), and increases to tax valuation allowances of $1,455 on tax benefits of current year losses incurred in certain foreign tax jurisdictions. In addition, as a result of settlement of a tax examination during the three months ended March 31, 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10,424 which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6,776. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12,607 which, on a net of tax basis, impacted the effective tax rate by $8,977. The total benefit reflected in the tax provision in the quarter ended March 31, 2015 relating to recognition of previously unrecognized tax positions, and reversals of accrued interest and penalties thereon, was $15,753. The tax matters relate primarily to allocation of income among tax jurisdictions.
The tax provision during the three months ended March 31, 2014 was increased by approximately $6,483 of discrete items, consisting primarily of a tax provision of $5,543 due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 9 - Deconsolidation of Subsidiaries) and increases to tax valuation allowances of approximately $1,100. In addition, as a result of changes to certain estimates relating to determination of unrecognized tax positions during the three months ended March 31, 2014, the Company recognized previously unrecognized tax positions of $350 which, on a net of tax basis, impacted the effective rate by $228. The Company also reversed accrued interest on unrecognized tax positions of $440, which impacted the effective tax rate by $266. The total benefit reflected in the tax provision in the quarter ended March 31, 2014 for these items was $494. The tax matters relate primarily to allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of March 31, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $37,550 and $54,636, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $5,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
16.    SEGMENT AND GEOGRAPHIC DATA
As of January 1, 2015, the Company changed the composition of its reportable segments to reflect changes in its internal management and reporting structure. The prior period segment information contained below has been restated to reflect the Company’s new operating structure. The Company conducts business in two reportable segments: Careers - North America and Careers - International. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 - Description of Business and Basis of Presentation for a description of our operating segments.
The following tables present the Company’s operations by reportable segment and by geographic region:

	Three months ended March 31,
	2015	2014
Revenue
Careers – North America	$122,392	$127,545
Careers – International	61,301	70,604
Revenue	$183,693	$198,149
Operating Income (Loss)
Careers – North America	$13,338	$15,811
Careers – International	(12,918)	(5,289)
	420	10,522
Corporate expenses	(9,898)	(10,992)
Operating Loss	$(9,478)	$(470)
Depreciation and Amortization
Careers – North America	$7,531	$7,367
Careers – International	3,857	4,948
	11,388	12,315
Corporate expenses	419	204
Depreciation and Amortization	$11,807	$12,519
Restructuring and Other Special Charges
Careers – North America	$11,057	—
Careers – International	8,577	—
Corporate expenses	588	—
Restructuring and Other Special Charges	$20,222	—
Revenue by Geographic Region (a)
United States	$118,458	$123,356
International	65,235	74,793
Revenue	$183,693	$198,149

	March 31,	December 31,
	2015	2014
Long-lived Assets by Geographic Region (b)
United States	$89,110	$89,343
International	28,093	30,386
Total Long-Lived Assets	$117,203	$119,729

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets include property and equipment, net.
Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

17.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.
Leases
The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at March 31, 2015:

	Operating Leases	Estimated Sublease Income
2015	$26,198	$1,619
2016	30,606	3,492
2017	28,110	3,592
2018	25,489	3,592
2019	22,192	3,592
Thereafter	60,249	4,449
	$192,844	$20,336

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of March 31, 2015, and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2015 and 2014 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2015. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2015 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
May 7, 2015

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks related to our new strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our privacy policies and our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,”, “we,” “our,” or “us”) is a global leader in connecting people to jobs, wherever they are. Monster’s mission is to help people improve their lives with access to the right job opportunities, and to enable customers to be more successful in finding the best talent anywhere. Today, the Company offers services in more than 40 countries, providing some of the broadest, most sophisticated job seeking, career management, recruitment and talent management capabilities. Monster continues its pioneering work of transforming the recruitment industry with advanced technology using intelligent digital, social and mobile solutions, including our flagship website monster.com® and a vast array of products and services.
In May 2014, we revealed the Company's “All the Jobs, All the People” strategy to drive the business and enhance Monster's competitive position. Our new strategy focuses on adding massive scale to our business to expand its total addressable market and the value the Company can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.
We earned 33% and 36% of our total revenue outside of North America for the quarters ended March 31, 2015 and 2014, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
Our services and solutions include: searchable job advertisements; resume database access; recruitment media solutions through our advertising network and partnerships; Twitter Cards and social job distribution; display advertising; lead generation; social profile aggregation; and other career-related content. Job seekers can search job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search the Monster resume and social databases; and access other career-related services.

Monster operates in an industry and in markets that are continually evolving with the entrance of new competitors and the changing needs of seekers and employers. The Company adjusts its product offerings and makes new investments in its technology platform in order to meet the challenges presented by the market evolution. The Company believes its “All the Jobs, All the People” strategy addresses this market evolution and positions Monster to achieve long-term growth while controlling the growth of operating expenses.
Recent Developments
“Reallocate to Accelerate”
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. Through March 31, 2015, the Company has notified approximately 200 associates in North America and Europe. The Company expects these reductions, currently anticipated to be completed by the end of 2015, to result in annualized savings of approximately $38 million to $45 million. The full impact of the savings will be realized beginning in the fourth quarter of 2015. The Company recognized a pre-tax charge of $20.2 million during the first quarter of 2015 as a result of these initiatives, and anticipates additional charges of approximately $3 million to $5 million in the second and third quarters of 2015.
CareerOne
On March 31, 2015, the Company sold the majority of its 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"), leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the first quarter of 2015.
Leadership Changes
On November 4, 2014, the Company announced that Timothy Yates, a Director of Monster and formerly its Executive Vice President and Chief Financial Officer, had been appointed President and Chief Executive Officer. Monster also announced that effective November 4, 2014, Mark Stoever, Executive Vice President, Corporate Development and Internet Advertising, had been appointed Executive Vice President and Chief Operating Officer of the Company. On April 20, 2015, Paul Forte has joined Monster as Executive Vice President, North America Sales.
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

RESULTS OF OPERATIONS
Consolidated operating results as a percentage of revenue are as follows:

	Three months ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Salaries and related	51.0%	51.5%
Office and general	25.1%	27.9%
Marketing and promotion	18.1%	20.9%
Restructuring and other special charges	11.0%	—%
Total operating expenses	105.2%	100.2%
Operating loss	(5.2)%	(0.2)%
Gain on partial sale of equity method investment	4.8%	—%
Gain on deconsolidation of subsidiaries, net	—%	6.0%
Interest and other, net	(1.7)%	(0.7)%
(Loss) income before income taxes and loss in equity interests	(2.0)%	5.1%
(Benefit from) provision for income taxes	(7.2)%	3.4%
Loss in equity interests, net	(0.1)%	(0.1)%
Net income	5.0%	1.6%
The Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Consolidated Revenue, Operating Expenses, Operating Loss and EBITDA
Consolidated revenue, operating expenses, operating loss and EBITDA are as follows (dollars in thousands):

	Three months ended March 31,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$183,693	100.0%	$198,149	100.0%	$(14,456)	(7.3)%
Salaries and related	93,746	51.0%	101,999	51.5%	(8,253)	(8.1)%
Office and general	46,042	25.1%	55,207	27.9%	(9,165)	(16.6)%
Marketing and promotion	33,161	18.1%	41,413	20.9%	(8,252)	(19.9)%
Restructuring and other special charges	20,222	11.0%	—	—%	20,222	na
Total operating expenses	193,171	105.2%	198,619	100.2%	(5,448)	(2.7)%
Operating loss	$(9,478)	(5.2)%	$(470)	(0.2)%	$(9,008)	1,916.6%
EBITDA	$11,020	6.0%	$20,222	10.2%	$(9,202)	(45.5)%
Adjusted EBITDA	$27,016	14.7%	$26,571	13.4%	$445	1.7%
Our consolidated revenue decreased by $14.5 million (7.3%, 2.7% on a constant currency basis) in the first quarter of 2015 compared to the same period of 2014. Our Careers-North America segment experienced a decrease of $5.2 million (4.0%) primarily due to declines in the government and enterprise verticals. Internet Advertising & Fees revenue and operating results are now being reported within the Careers-North America segment (see Note 16 – Segment and Geographic Data in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). Our Careers-International segment decreased $9.3 million (13.2%, 1.1% on a constant currency basis) due to declines in certain countries in Europe such as Germany, France and the Netherlands. These declines were partially offset by improved results in the Asia Pacific region.
Salaries and related expenses decreased $8.3 million (8.1%, 3.4% on a constant currency basis) in the first quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs and decreased stock based compensation as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.

Office and general expenses decreased $9.2 million (16.6%, 13.7% on a constant currency basis) in the first quarter of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased occupancy costs resulting from charges for exited facilities in North America recognized in the first quarter of 2014 which were not recognized in the first quarter of 2015.
Marketing and promotion expenses decreased $8.3 million (19.9%, 14.6% on a constant currency basis) in the first quarter of 2015 compared to the same period of 2014. During the first quarter, the Company was able to significantly reduce marketing spend while driving quality traffic, in addition to delivering a highly impactful campaign focused on Millennials.
We incurred $20.2 million of restructuring and other special charges in the first quarter of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our consolidated operating loss was $9.5 million in the first quarter of 2015, compared to an operating loss of $0.5 million in the first quarter of 2014, as a result of the factors discussed above.
Our consolidated EBITDA and Adjusted EBITDA were $11.0 million and $27.0 million in the first quarter of 2015, respectively, compared to consolidated EBITDA and Adjusted EBITDA of $20.2 million and $26.6 million, in the same period of 2014, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating loss to EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended March 31,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$122,392	100.0%	$127,545	100.0%	$(5,153)	(4.0)%
Salaries and related	54,104	44.2%	56,408	44.2%	(2,304)	(4.1)%
Office and general	26,732	21.8%	31,408	24.6%	(4,676)	(14.9)%
Marketing and promotion	17,161	14.0%	23,918	18.8%	(6,757)	(28.3)%
Restructuring and other special charges	11,057	9.0%	—	—%	11,057	na
Total operating expenses	109,054	89.1%	111,734	87.6%	(2,680)	(2.4)%
Operating income	$13,338	10.9%	$15,811	12.4%	$(2,473)	(15.6)%
Our Careers - North America segment revenue decreased $5.2 million (4.0%) in the first quarter of 2015 compared to the same period of 2014. The decrease in the Careers-North America segment is primarily due to declines in the government and enterprise verticals. We are pleased with the booking performance in the first quarter of 2015, with nearly all verticals, excluding government, increasing year over year. Internet Advertising & Fees revenue and operating results are now being reported within the Careers-North America segment (see Note 16 – Segment and Geographic Data in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q).
Salaries and related expenses decreased $2.3 million (4.1%) in the first quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $2.1 million of decreased regular salary and other headcount related costs related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Office and general expenses decreased $4.7 million (14.9%) in the first quarter of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from $4.1 million of decreased occupancy costs.
Marketing and promotion expenses decreased $6.8 million (28.3%) in the first quarter of 2015 compared to the same period of 2014. During the first quarter, the Company was able to significantly reduce marketing spend while driving quality traffic, in addition to delivering a highly impactful campaign focused on Millennials.

Our Careers-North America segment incurred $11.1 million of restructuring and other special charges in the first quarter of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers—North America segment's operating income was $13.3 million in the first quarter of 2015, compared to operating income of $15.8 million in the first quarter of 2014, as a result of the factors described above.
Careers - International
The operating results of our Careers - International segment are as follows (dollars in thousands):

	Three months ended March 31,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$61,301	100.0%	$70,604	100.0%	$(9,303)	(13.2)%
Salaries and related	33,963	55.4%	39,138	55.4%	(5,175)	(13.2)%
Office and general	15,682	25.6%	19,266	27.3%	(3,584)	(18.6)%
Marketing and promotion	15,997	26.1%	17,489	24.8%	(1,492)	(8.5)%
Restructuring and other special charges	8,577	14.0%	—	—%	8,577	na
Total operating expenses	74,219	121.1%	75,893	107.5%	(1,674)	(2.2)%
Operating loss	$(12,918)	(21.1)%	$(5,289)	(7.5)%	$(7,629)	144.2%
Our Careers-International segment revenue decreased $9.3 million (13.2%, 1.1% on a constant currency basis) in the first quarter of 2015 compared to the same period of 2014 with Europe decreasing 18.2% (2.9% on a constant currency basis), and Asia increasing 1.5% (4.4% on a constant currency basis). The reductions within Europe related primarily to Germany, France and the Netherlands, partially offset, on a constant currency basis, by growth in the United Kingdom, Italy, and some smaller markets such as Belgium and Ireland. Bookings in Europe were flat year over year on a constant currency basis. In Asia, Korea and India both experienced year over year revenue and bookings growth on both an actual and constant currency basis.
Salaries and related expenses decreased $5.2 million (13.2%, 2.4% on a constant currency basis) in the first quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $0.8 million in decreased regular salary and other headcount related costs, on a constant currency basis, related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015, and a currency impact reducing salary and related expenses by $4.3 million.
Office and general expenses decreased $3.6 million (18.6%, 11.8% on a constant currency basis) in the first quarter of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased depreciation expense and occupancy costs, on a constant currency basis, of $0.9 million and $0.5 million, respectively, and a currency impact reducing office and general expenses by $1.3 million.
Marketing and promotion expenses decreased $1.5 million (8.5%; increase of 3.6% on a constant currency basis) in the first quarter of 2015 compared to the same period of 2014. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.
Our Careers-International segment incurred $8.6 million of restructuring and other special charges in the first quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-International operating loss was $12.9 million in the first quarter of 2015, compared to an operating loss of $5.3 million in the first quarter of 2014, as a result of the factors discussed above.
Interest and other, net
Interest and other, net, for the three months ended March 31, 2015 and 2014 resulted in an expense of $3.1 million and $1.3 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, and interest income associated with the Company’s various investments and foreign currency gains or losses.

Gain on partial sale of equity method investment
During the first quarter of 2015, the Company sold the majority of its 50% interest in a company located in Australia, leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the first quarter of 2015. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Gain on deconsolidation of subsidiaries, net
During the first quarter of 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 9 - Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Income Taxes
Income taxes are as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014	Change in Dollars	Percentage Change
(Loss) income before income taxes and loss in equity interests	$(3,736)	$10,035	$(13,771)	(137.2)%
(Benefit from) provision for income taxes	$(13,145)	$6,663	$(19,808)	(297.3)%
Effective tax rate	351.8%	66.4%
The (benefit from) provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The tax effect of discrete items is recorded in the quarter in which they occur. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, increases in recorded valuation allowances on our deferred tax assets, or changes in tax laws or interpretations thereof.

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances on deferred tax assets. Due to continued weakness in certain international markets, particularly Europe, we continue to incur losses in jurisdictions with tax rates lower than the United States, or losses for which full valuation allowances are recorded on deferred tax benefits. Accordingly excluding the impact of discrete items our effective tax rate is generally higher relative to the statutory rate of  35%.

The tax provision during the three months ended March 31, 2015 was increased by approximately $6.9 million of discrete items, consisting primarily of a tax provision of $4.9 million due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q), and increases to tax valuation allowances of $1.5 million due to tax valuation allowances recorded on current year operating losses in certain foreign tax jurisdictions. In addition, as a result of settlement of a tax examination during the three months ended March 31, 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10.4 million which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6.8 million. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12.6 million which, on a net of tax basis, impacted the effective tax rate by $9.0 million. The total benefit reflected in the tax provision in the quarter ended March 31, 2015 relating to these items was $15.8 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The tax provision during the three months ended March 31, 2014 was increased by approximately $6.5 million of discrete items, consisting primarily of a tax provision of $5.5 million due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 9 - Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q) and increases to tax valuation allowances of approximately $1.1 million. In addition, as a result of changes to certain estimates relating to determination of unrecognized tax positions during the three months ended

March 31, 2014, the Company recognized previously unrecognized tax positions of $0.4 million which, on a net of tax basis, impacted the effective rate by $0.2 million. The Company also reversed accrued interest on unrecognized tax positions of $0.4 million, which impacted the effective tax rate by $0.3 million. The total benefit reflected in the tax provision in the quarter ended March 31, 2014 for these items was $0.5 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of March 31, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $37.6 million and $54.6 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $5 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
Loss in equity interests, net
Loss in equity interests, net, for the three months ended March 31, 2015 was $0.2 million compared to $0.1 million for the same period of 2014. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Through March 31, 2015, the Company had a 50% interest in a company in Australia. On March 31, 2015, the Company sold the majority of its interest, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exercise significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintains a controlling interest in the subsidiary, the Company consolidates the results of JobKorea in its consolidated financial statements. The noncontrolling interest’s share of Net income was $1.0 million and $1.2 million for the quarter ended March 31, 2015 and 2014, respectively.
Net income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated Net income was $9.2 million for the three months ended March 31, 2015, compared to $3.2 million for the same period of 2014. Net income attributable to Monster Worldwide, Inc. was $8.2 million for the three months ended March 31, 2015, compared to $2.1 million for the same period of 2014.
Diluted earnings per share attributable to Monster Worldwide, Inc.
Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.09 for the three months ended March 31, 2015, compared to $0.02 for the same period of 2014. Diluted weighted average shares outstanding for the three months ended March 31, 2015 and 2014 was 91.5 million shares and 94.4 million shares, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense, non-cash impairment charges, and non-cash costs incurred with the Company’s restructuring programs. Adjusted EBITDA is defined as EBITDA plus charges related to exited facilities and costs incurred relating to the Company's restructuring programs.

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
A reconciliation of operating loss to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Operating loss	$(9,478)	$(470)
Depreciation expense	11,082	11,885
Stock based compensation expense	4,465	8,173
Amortization of intangibles	725	634
Restructuring non-cash expenses(1)	4,226	—
EBITDA	11,020	20,222
Facilities costs(2)	—	6,349
Restructuring and other special charges, less non-cash items(1)	15,996	—
Adjusted EBITDA	$27,016	$26,571

(1)
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The "Reallocate to Accelerate" initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company incurred $20.2 million of restructuring costs during the first quarter of 2015 related to this program (including $4.2 million of non-cash expenses).

(2)
The Company incurred $6.3 million of charges associated with exited facilities in the first quarter of 2014. The majority of these charges related to facility charges associated with the consolidation of multiple offices into the Company’s new corporate headquarters in Weston, Massachusetts.

FINANCIAL CONDITION
The following tables detail our cash and cash equivalents:

	March 31,	December 31,	Change in
	2015	2014	Dollars	Percentage
Cash and cash equivalents	$110,230	$94,297	$15,933	16.9%
Percentage of total assets	9.2%	7.7%
As of March 31, 2015, we had cash and cash equivalents of $110.2 million compared to $94.3 million as of December 31, 2014. Our increase in cash and cash equivalents of $15.9 million in the first three months of 2015 primarily resulting from $26.8 million of cash provided by operating activities and $9.1 million of cash received from the sale of a partial equity interest in CareerOne Pty Limited ("CareerOne"), partially offset by $7.9 million of capital expenditures, $5.5 million of tax withholdings related to vesting of stock awards, $2.3 million of payments on borrowings on our term loan, $2.3 million of payments for legal fees for defense of our patents, and a $2.0 million unfavorable impact of currency on cash and cash equivalents in the first quarter of 2015.
Cash Flows
Consolidated cash flows for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,		Change in
	2015	2014	Dollars	Percentage
Net cash provided by operating activities	$26,759	$18,907	$7,852	41.5%
Net cash used for investing activities	$(104)	$(44,950)	$(44,846)	(99.8)%
Net cash (used for) provided by financing activities	$(8,741)	$35,975	$(44,716)	124.3%
Effects of exchange rates on cash	$(1,981)	$118	$(2,099)	1,778.8%
Cash provided by operating activities was $26.8 million for the three months ended March 31, 2015, an increase of $7.9 million from the $18.9 million of cash provided by operating activities for the three months ended March 31, 2014. This increase resulted primarily from an increase of $9.0 million in net income when removing the impact of non-cash items and the gain of $8.8 million related to the sale of a partial equity interest in CareerOne, offset by decreased cash flows of $1.1 million relating to working capital items.
Cash used for investing activities was $0.1 million for the three months ended March 31, 2015, a decrease of $44.8 million from cash used for investing activities of $45.0 million for the three months ended March 31, 2014. This decrease resulted primarily from $27.0 million of payments for acquisitions, net of cash acquired, in the first quarter of 2014, $6.5 million of cash contributed in connection with our joint venture with Alma Media in the first quarter of 2014, $9.1 million of cash received in the first quarter of 2015 from the sale of a partial equity interest in CareerOne, and decreased capital expenditures of $2.8 million during the first quarter of 2015, partially offset by $2.3 million of payments for legal fees for defense of our patents in the first quarter of 2015.
Cash used for financing activities was $8.7 million for the three months ended March 31, 2015, a decrease of $44.7 million from cash provided by financing activities of $36.0 million for the three months ended March 31, 2014. This decrease resulted primarily from decreased net new borrowings on our term loan and credit facilities of $79.2 million during the first quarter of 2015, partially offset by no share repurchases in the first quarter of 2015 versus repurchases of $39.7 million in the first quarter of 2014, and $4.1 million of increased tax withholdings related to vesting of stock awards in the first quarter of 2015.
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions, (iv) capital expenditures; and (v) share repurchases.

Historically, we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in bank time deposits and bankers' acceptances that mature within three months of their origination date. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2.25 million payable on each of June 30, 2015 and September 30, 2015, $2.8 million payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3.4 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement were used to refinance the obligations under the Second Amended Credit Agreement and for general corporate purposes.
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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit

Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of March 31, 2015, the Company was in full compliance with its covenants.
As of March 31, 2015, based on the maximum allowed consolidated leverage, $60.0 million of the Company’s revolving credit facility was available under the Third Amended Credit Agreement.
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
The conversion rate for the Notes is initially 187.7405 shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. Unless and until Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock, Monster will settle conversions of the Notes by paying cash up to the principal amount of any converted Notes and delivering Common Stock and/or paying cash in respect of any remaining conversion obligation, and the number of shares of Common Stock issuable upon conversion of the Notes will be subject to such cap. If Monster obtains stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock on the date the Notes were priced, Monster will settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Stockholder approval has been requested at the upcoming Annual Meeting of Stockholders on June 9, 2015. Monster does not have the right to redeem the Notes prior to maturity.
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
The capped call transactions are expected generally to reduce potential dilution to the Common Stock and/or offset cash payments Monster would have to make in excess of the principal amount of any converted Notes in the event that the market price per share of Common Stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which will initially correspond to the conversion price of the Notes and be subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The cap price under the capped call transaction is initially $7.035 per share, and is subject to certain adjustments under the terms of the capped call transaction. The capped call transaction have been included as a net reduction to additional paid-in capital within stockholders’ equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity.
See Note 14 – Long-Term Debt in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for additional details.

Income Taxes
The Company historically earned a significant portion of its income outside the United States. The total amount of cash offshore is approximately $91.6 million, approximately $66.0 million of which is in subsidiaries for which the Company maintains the indefinite reinvestment assertion and $26.0 million of which is held in South Korea. In December 2013 Monster sold 49.99% of its interest in its Korean subsidiary to H & Q Korea. As a result of the sale, the 50.01% retained interest in Korea is owned through an entity characterized as a partnership for U.S. tax reporting purposes and the Company’s share of income is taxable in the U.S. whether distributed or not. In April 2014 a cash distribution of $3.0 million was paid to the Company with respect to its 50.01% retained interest.
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
Thus far in 2015, the Company has paid $1.4 million of taxes on domestic and international income. We expect to utilize our tax loss and tax credit carryovers to offset most of our global cash tax liability in 2015. We expect to have cash tax liabilities in certain jurisdictions in which we pay taxes on a quarterly basis.
Restructuring Activities
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s "All the Jobs, All the People" strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. Through March 31, 2015, the Company has notified approximately 200 associates in North America and Europe. The Company expects these reductions, currently anticipated to be completed by the end of 2015, to result in annualized savings of approximately $38 million to $45 million. The full impact of the savings will be realized beginning in the fourth quarter of 2015. The Company recognized a pre-tax charge of $20.2 million during the first quarter of 2015 as a result of these initiatives, and anticipates additional charges of approximately $3 million to $5 million in the second and third quarters of 2015.
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

Share Repurchase Plan
On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200 million which expired on April 30, 2015. No share repurchases were made during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company repurchased 5,016,709 shares for a total of $39.6 million, excluding commissions, at an average price of $7.88 per share. Since the inception of this repurchase program, the Company repurchased 27,717,428 shares for a total of $158.7 million, excluding commissions, at an average price of $5.73 per share.
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
Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Revenue Recognition and Accounts Receivable
The Company recognizes revenue on agreements in accordance with ASC 605, Revenue Recognition.
The Company primarily earn revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume and social profile databases, recruitment media services, applicant tracking services, online career-related solutions provided through a “Software as a Service” (“SaaS”) offering and other career-related services.
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
The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company has two reporting units which are equivalent to our two operating segments: Careers-North America and Careers-International.
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
Restructuring and Other Operating Lease Obligations
We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The liability is recognized and measured at its fair value when we determine that the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. The estimate of subsequent sublease rental income may change and require future changes to the fair value of the liabilities for the lease obligations.

Equity Investments
Gains and losses in equity interest for the three months ended March 31, 2015, resulting from our equity method investments in Alma Career Oy and CareerOne Pty Limited, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Foreign Exchange Risk
During the three months ended March 31, 2015, revenue from our international operations accounted for 36% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are the Euro, British Pound, Korean Won, Swedish Króna, and Indian Rupee. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our inter-company balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of inter-company balances. The effect of changes in foreign exchange rates in the three months ended March 31, 2015 negatively impacted our revenue by approximately $9.0 million and a positive impact of $0.7 million on reported operating loss, compared to the three months ended March 31, 2014.
We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at March 31, 2015 of $91.3 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $4.6 million, $9.1 million and $18.3 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended March 31, 2015, our cumulative translation adjustment account decreased by $9.4 million, attributable to net foreign currency movements, primarily of changes in the U.S. dollar against the Euro.
Interest Rate Risk
Credit Facilities
As of March 31, 2015, our debt was partly comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during the first quarter of 2015, we would have had $185.5 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.5 million for the three months ended March 31, 2015. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on March 31, 2015, we would have had $85.5 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.2 million for the three months ended March 31, 2015. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in bank time deposits, top sovereign, regional, national and supra-national bank commercial paper, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of March 31, 2015 would have changed pretax earnings by approximately $0.2 million for the three months ended March 31, 2015.

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
There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

MONSTER WORLDWIDE, INC. (Registrant)

Dated:	May 7, 2015
		By:	/S/ TIMOTHY T. YATES
Timothy T. Yates
President and Chief Executive Officer (principal executive officer)

Dated:	May 7, 2015
		By:	/S/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated:	May 7, 2015
		By:	/S/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.