Form 10-Q
period 2015-06-30
MONSTER WORLDWIDE, INC.
filed 2015-07-30
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2015
Common Stock	91,209,994

MONSTER WORLDWIDE, INC.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$180,414	$194,441	$364,107	$392,590
Salaries and related	89,915	103,220	183,661	205,219
Office and general	44,270	49,131	90,312	104,338
Marketing and promotion	34,240	37,377	67,401	78,790
Restructuring and other special charges	5,977	—	26,199	—
Total operating expenses	174,402	189,728	367,573	388,347
Operating income (loss)	6,012	4,713	(3,466)	4,243
Gain on partial sale of equity method investment	—	—	8,849	—
Gain on deconsolidation of subsidiaries, net	—	—	—	11,828
Interest and other, net	(3,350)	(1,660)	(6,457)	(2,983)
Income before income taxes and income (loss) in equity interests	2,662	3,053	(1,074)	13,088
Provision for (benefit from) income taxes	2,816	1,615	(10,329)	8,278
Income (loss) in equity interests, net	292	58	72	(75)
Net income	138	1,496	9,327	4,735
Net income attributable to noncontrolling interest	1,181	1,462	2,200	2,636
Net (loss) income attributable to Monster Worldwide, Inc.	$(1,043)	$34	$7,127	$2,099
Basic (loss) earnings per share attributable to Monster Worldwide, Inc.	$(0.01)	$—	$0.08	$0.02
Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.	$(0.01)	$—	$0.08	$0.02
Weighted average shares outstanding:
Basic	90,067	87,080	89,605	89,080
Diluted	90,067	89,955	93,218	92,174
Net income	$138	$1,496	$9,327	$4,735
Other comprehensive income (loss):
Foreign currency translation adjustments, net	2,933	(2,861)	(6,171)	638
Comprehensive income (loss)	3,071	(1,365)	3,156	5,373
Comprehensive income attributable to noncontrolling interest	852	4,379	2,122	4,726
Comprehensive income (loss) attributable to Monster Worldwide, Inc.	$2,219	$(5,744)	$1,034	$647
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,681	$94,297
Accounts receivable, net of allowance for doubtful accounts of $3,945 and $3,295, respectively	256,190	282,523
Prepaid and other	67,005	83,326
Total current assets	430,876	460,146
Goodwill	536,743	540,621
Property and equipment, net	114,398	119,729
Intangibles, net	29,306	30,503
Investment in unconsolidated affiliates	19,082	20,700
Other assets	41,914	45,452
Total assets	$1,172,319	$1,217,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$157,229	$159,027
Deferred revenue	281,793	300,724
Current portion of long-term debt	10,688	9,563
Total current liabilities	449,710	469,314
Long-term income taxes payable	37,652	54,636
Long-term debt, net, less current portion	198,289	201,821
Other long-term liabilities	17,581	16,635
Total liabilities	703,232	742,406
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 146,639 and 144,361 shares, respectively; outstanding: 90,214 and 87,936 shares, respectively	146	144
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,024,842	2,023,640
Accumulated deficit	(847,033)	(854,160)
Accumulated other comprehensive income	3,152	9,245
Less: Treasury stock, at cost, 56,425 shares	(758,371)	(758,371)
Total Monster Worldwide, Inc. stockholders’ equity	422,736	420,498
Noncontrolling interest in subsidiary	46,351	54,247
Total stockholders’ equity	469,087	474,745
Total liabilities and stockholders’ equity	$1,172,319	$1,217,151
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows provided by operating activities:
Net income	$9,327	$4,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,237	24,354
Provision for doubtful accounts	761	728
Stock-based compensation	8,091	17,236
(Income) loss in equity interests, net	(72)	75
Non-cash restructuring charges	4,226	—
Deferred income taxes	4,705	3,402
Gain on deconsolidation of subsidiaries	—	(13,647)
Gain on partial sale of equity method investment	(8,849)	—
Amount reclassified from accumulated other comprehensive income	—	1,819
Excess income tax benefit from equity compensation plans	—	(199)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	20,978	39,524
Prepaid and other	4,121	(7,990)
Deferred revenue	(14,181)	(27,489)
Accounts payable, accrued liabilities and other	(9,537)	1,259
Total adjustments	33,480	39,072
Net cash provided by operating activities	42,807	43,807
Cash flows used for investing activities:
Capital expenditures	(14,735)	(22,469)
Payments for acquisitions, net of cash acquired	—	(27,005)
Investment in Alma Career Oy	—	(6,516)
Dividends received from equity investment and other	1,648	(616)
Cash received from partial sale of equity method investment	9,128	—
Capitalized patent defense costs	(2,305)	(1,220)
Net cash used for investing activities	(6,264)	(57,826)
Cash flows (used for) provided by financing activities:
Payments on borrowings on credit facilities	(32,100)	(8,100)
Proceeds from borrowings on credit facilities	32,100	78,800
Payments on borrowings on term loan	(4,500)	(4,375)
Fees paid on the issuance of debt	(1,110)	—
Repurchase of common stock	—	(51,517)
Tax withholdings related to net share settlements of restricted stock awards and units	(6,800)	(3,707)
Excess income tax benefit from equity compensation plans	—	199
Distribution paid to minority shareholder	(10,018)	(3,021)
Net cash (used for) provided by financing activities	(22,428)	8,279
Effects of exchange rates on cash	(731)	1,554
Net increase (decrease) in cash and cash equivalents	13,384	(4,186)
Cash and cash equivalents, beginning of period	94,297	88,581
Cash and cash equivalents, end of period	$107,681	$84,395
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$328	$4,245
Cash paid for interest	$4,702	$3,970
Non-cash activities:
Net assets of entities contributed to Alma Career Oy	$—	$4,200
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
In May 2014, Monster announced its “All the Jobs, All the People” strategy to drive the business and enhance its competitive position. Monster’s strategy focuses on adding massive scale to its business to expand its total addressable market and the value it can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which supersedes the revenue recognition guidance in Accounting Standard Codification (“ASC”) 605, Revenue Recognition. The new guidance clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. In July 2015, the FASB approved a one-year deferral of the effective date of this ASU. With this deferral, the amended guidance is effective retrospectively for reporting periods (interim and annual) beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

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

In April 2015, the FASB issued ASU No. 2015-05, which revises the guidance in ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software, to provide guidance on determining if a cloud computing arrangement includes a software license. In accordance with the ASU, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the customer's accounting treatment of service contracts. The amended guidance is effective for reporting periods (interim and annual) beginning after December 15, 2015, and early adoption is permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.
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
On October 22, 2014, the Company consummated an offering of its 3.50% convertible senior notes due 2019 (the “Notes”). Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds approximately $5.33 per share of Monster’s common stock, the conversion price of the Notes. For the three and six months ended June 30, 2015, the average stock price of Monster's common stock was $6.22 and $5.86, respectively, resulting in a potential dilutive impact of approximately 3,841,342 and 2,418,316 shares, respectively. See reconciliation of shares table below for further discussion.
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
A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic weighted-average shares outstanding	90,067	87,080	89,605	89,080
Impact of stock options and non-vested stock under employee compensation plans(1)	—	2,875	1,195	3,094
Impact of 3.50% convertible senior notes due 2019(1)	—	—	2,418	—
Diluted weighted-average shares outstanding	90,067	89,955	93,218	92,174
Weighted-average anti-dilutive common stock equivalents - stock options and non-vested stock under employee compensation plans	5,042	5,083	1,037	4,305

(1)
For periods in which losses attributable to the Company are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the quarter ended June 30, 2015, those potential shares totaled 806,833 related to non-vested stock under employee compensation plans and 3,841,342 relating to the Notes which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 393,662 of out of the money anti-dilutive common stock equivalents for the quarter ended June 30, 2015.

Share Repurchase Plan
On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000 which expired on April 30, 2015. No share repurchases were made during the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company repurchased 7,025,988 shares for a total of $51,376, excluding commissions, at an average price of $7.31 per share. Since the inception of this repurchase program, the Company repurchased 27,717,428 shares for a total of $158,683, excluding commissions, at an average price of $5.73 per share.
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
The Company recognized pre-tax compensation expense in the consolidated statements of operations related to stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Non-vested stock, included in salaries and related	$3,626	$9,063	$8,091	$17,236
Market-Based Awards -During the first six months of 2015, the Company granted an aggregate of 350,000 market-based RSUs that will vest contingent on meeting certain stock price targets within three years of the grant date. The market-based RSUs vest in four tranches, with each tranche equaling 25% of the award, if, and when, certain stock price targets are achieved and maintained for 30 consecutive trading days, subject to the recipient’s continued employment and service through the one year anniversary of the target stock price being achieved.

Performance-Based Awards -During the first six months of 2015, the Company granted 350,000 RSUs subject to certain specified performance-based conditions.
Service-Based Awards - During the first six months of 2015, the Company granted an aggregate of 384,384 service-based RSUs. The RSUs vest in various increments on the anniversaries of the individual grant dates, through June 10, 2019, subject to the recipient's continued employment or service through each applicable vesting date.

The Company’s non-vested stock activity is as follows (shares in thousands):

	Six months ended June 30,
	2015		2014
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	8,554	$4.85	13,142	$5.58
Granted RSUs	1,084	$4.64	226	$5.84
Forfeited	(808)	$4.90	(259)	$5.77
Vested	(3,492)	$4.67	(1,762)	$10.35
Non-vested at end of period	5,338	$4.90	11,347	$4.77
As of June 30, 2015, the unrecognized compensation expense related to non-vested stock was $14,773 which is expected to be recognized over a weighted-average period of 1.3 years.
The Company’s stock option activity is as follows (shares in thousands):

	Six months ended June 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	146	$32.32	928	$29.68
Exercised	—	$—	—	—
Forfeited/expired/canceled	(24)	$30.03	(371)	$24.32
Outstanding at end of the period	122	$32.79	557	$33.09
Options exercisable at end of period	122	$32.79	557	$33.09
Aggregate intrinsic value of options exercised during the period	$—		$—
All stock options granted were fully expensed prior to January 1, 2014.
On May 15, 2015, the Company issued a total of 82,257 shares of our common stock to an employee and a consultant in consideration for services under an employment agreement and a consulting agreement entered into as part of a prior business combination. The securities were issued pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
5.    NONCONTROLLING INTEREST
In December 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country. Based on the terms of the agreement, Monster maintains a controlling interest in the subsidiary and, accordingly, will continue to consolidate the results of JobKorea in its consolidated financial statements. During the six months ended June 30, 2015 and 2014, a cash distribution of $10,018 and $3,021, respectively, was declared and paid by JobKorea to both Monster and H&Q Korea. The noncontrolling interest’s share of net income was $1,181 and $2,200 for the three and six months ended June 30, 2015, respectively. The noncontrolling interest's share of net income was $1,462 and $2,636 for the three and six months ended June 30, 2014, respectively.

The following table reflects the changes in stockholders’ equity attributed to the Company and the noncontrolling interest in the six months ended June 30, 2015:

	Attributable to Monster Worldwide, Inc.	Attributable to Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2014	$420,498	$54,247	$474,745
Net income	7,127	2,200	9,327
Change in cumulative foreign currency translation adjustment	(6,093)	(78)	(6,171)
Comprehensive income	1,034	2,122	3,156
Tax withholdings related to net share settlements of restricted stock awards and units	(6,800)	—	(6,800)
Cash distribution	—	(10,018)	(10,018)
Stock based compensation - restricted stock	8,004	—	8,004
Balance, June 30, 2015	$422,736	$46,351	$469,087
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications during the six months ended June 30, 2015.
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$37,629	$—	$37,629
Bankers' acceptances	—	405	—	405
Foreign exchange contracts	—	69	—	69
Total Assets	$—	$38,103	$—	$38,103
Liabilities:
Foreign exchange contracts	$—	$60	$—	$60
Lease exit liabilities	—	—	9,980	9,980
Total Liabilities	$—	$60	$9,980	$10,040
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$60,553	$—	$60,553
Foreign exchange contracts	—	74	—	74
Total Assets	$—	$60,627	$—	$60,627
Liabilities:
Foreign exchange contracts	$—	$265	$—	$265
Lease exit liabilities	—	—	8,515	8,515
Total Liabilities	$—	$265	$8,515	$8,780
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
The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Six months ended June 30,
	2015	2014
Balance, Beginning of Period	$8,515	$12,550
Expense	3,981	5,728
Cash payments and changes in fair value	(2,516)	(5,285)
Balance, End of Period	$9,980	$12,993

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
8.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments
	Six months ended June 30,
	2015	2014
Beginning balance	$9,245	$63,368
Other comprehensive loss before reclassifications	(6,093)	(3,271)
Amounts reclassified from accumulated other comprehensive income	—	1,819
Net current period change in accumulated other comprehensive income	(6,093)	(1,452)
Ending balance	$3,152	$61,916
Amounts reclassified from accumulated other comprehensive income to income were as follows:

		Six months ended June 30,
Details about AOCI Components	Affected Line Item in the Statement Where Net Income Is Presented	2015	2014
Foreign currency translation adjustments
Deconsolidation of foreign subsidiaries	Gain on deconsolidation of subsidiaries, net	$—	$1,819
Total reclassifications		$—	$1,819
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
In 2008, the Company acquired a 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"). For the six months ended June 30, 2014, the Company expended an additional $866 for additional working capital requirements relating to CareerOne. The carrying value of the investment was $213 as of June 30, 2014 and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates. On March 31, 2015, the Company sold the majority of its 50% equity interest in CareerOne in an arms-length transaction, leaving the Company with a 10% interest. Total cash received from the transaction was $9,128, and the sale resulted in the recognition of a pre-tax gain of $8,849 in the first quarter of 2015. As a result of the sale, the Company no longer has the ability to exercise significant influence over CareerOne. Therefore, effective March 31, 2015, the remaining 10% interest retained by the Company is being accounted for under the cost method. See Note 15 – Income Taxes for discussion of the tax impact of the transaction.
As discussed in Note 9 – Deconsolidation of Subsidiaries, through January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture in Finland, Eastern Europe and the Baltics with Alma Media. The Company received a dividend of $835 and $199 in the second quarter of 2015 and 2014, respectively, related to this investment. The carrying value of the investment was $19,082 and $23,546 as of June 30, 2015 and 2014, respectively, and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.
Income (loss) in equity interests, net are as follows by equity investment:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Alma Career Oy	$292	$231	$471	$350
CareerOne	—	(173)	(399)	(425)
Income (loss) in equity interests, net	$292	$58	$72	$(75)
11.    RESTRUCTURING AND OTHER SPECIAL CHARGES
"Reallocate to Accelerate"
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. Through June 30, 2015, the Company has notified approximately 250 associates in North America and Europe. The Company anticipates additional charges of approximately $2,000 to $3,000 in the remainder of 2015. The following table displays a roll forward of the restructuring and other special charges and related liability balances associated with the "Reallocate to Accelerate" program:

	Accrual at December 31, 2014	Expense	Cash Payments	Non-Cash Utilization	Accrual at June 30, 2015
Workforce reduction	$—	$17,537	$(10,028)	$—	$7,509
Consolidation of office facilities	—	3,534	(424)	—	3,110
Impairment of assets	—	4,226	—	(4,226)	—
Other costs and professional fees	—	902	(326)	—	576
Total	$—	$26,199	$(10,778)	$(4,226)	$11,195

12.    PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	June 30, 2015	December 31, 2014
Capitalized software costs	$171,223	$209,007
Furniture and equipment	17,275	16,196
Leasehold improvements	36,719	40,103
Computer and communications equipment	158,914	160,414
	384,131	425,720
Less: accumulated depreciation	269,733	305,991
Property and equipment, net	$114,398	$119,729
Depreciation expense was $10,701 and $21,783 for the three and six months ended June 30, 2015, respectively. Depreciation expense was $11,217 and $23,102 for the three and six months ended June 30, 2014, respectively. During the first quarter of 2014, the Company vacated, and wrote off assets associated with, its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved into our corporate headquarters in Weston, Massachusetts.
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
The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives are as follows:

	June 30, 2015
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	18,524	July/August 2015	69
Foreign currency exchange forwards	Accrued expenses and other current liabilities	12,232	July/August 2015	(60)
Total Derivative Instruments		$30,756		$9

	December 31, 2014
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,902	January 2015	74
Foreign currency exchange forwards	Accrued expenses and other current liabilities	25,378	January 2015	(265)
Total Derivative Instruments		$41,280		$(191)

The amounts of unrealized and realized net gains and changes in the fair value of our forward contracts are as follows:

	Location of Realized and Unrealized Net Gains and Changes in the Fair Value of Forward Contracts	Amount of Realized and Unrealized Net Gains and Changes in the Fair Value of Forward Contracts

		Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Foreign currency exchange forwards	Interest and Other, net	$375	$663	$671	$531
14.    LONG-TERM DEBT
Long-term debt, net of discounts where applicable, is summarized as follows:

	June 30, 2015	December 31, 2014
3.50% convertible senior notes due 2019	$143,750	$143,750
Term loan facility	83,250	87,750
Unamortized discount on convertible senior notes	(18,023)	(20,116)
	208,977	211,384
Less: current portion of long-term debt	10,688	9,563
Long-term debt, net, less current portion	$198,289	$201,821
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
The conversion rate for the Notes is initially 187.7405 shares per one thousand dollar principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. In June 2015, Monster received stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock. As a result of this approval, Monster now has the ability to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Monster will not have the right to redeem the Notes prior to maturity. The maximum number of shares of common stock the Notes are convertible into is approximately 27,000,000, and is subject to adjustment under certain circumstances.

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
Credit Facilities
On March 22, 2012, the Company amended its then-existing credit agreement in its entirety (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provided the Company with a $225,000 revolving credit facility and a $100,000 term loan facility, for a total of $325,000 in credit available to the Company. The obligations under the Second Amended Credit Agreement were set to mature on March 22, 2015. The Second Amended Credit Agreement did not qualify as a debt extinguishment in accordance with ASC 470 - Debt, and all financing fees incurred were deferred and were being amortized through March 2015.
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
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2,250 payable on September 30, 2015, $2,813 payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3,375 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity.
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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the closing date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of June 30, 2015, the Company was in full compliance with its covenants.
At June 30, 2015, the utilized portion of this credit facility was $83,250 in borrowings on the term loan facility, $0 borrowings on the revolving credit facility, and $295 in outstanding letters of credit. The portion of the term loan that is due within one year is $10,688 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheet. As of June 30, 2015, based on the calculation of the maximum consolidated leverage ratio, $31,341 of the Company’s revolving credit facility was available. At June 30, 2015, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.19%, 3.25% and 0.08%, respectively. As of June 30, 2015, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.43%.

15.    INCOME TAXES
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
Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets. The tax provision during the six months ended June 30, 2015 reflects a provision of $7,735 attributable to discrete items, consisting primarily of a tax provision of $4,896 due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 10 - Investments), and increases to tax valuation allowances of $1,915 on tax benefits of current year losses incurred in certain foreign tax jurisdictions. In addition, as a result of the settlement of a tax examination during the first quarter of 2015, the Company recorded a tax benefit due to the recognition of previously unrecognized tax positions of $10,424 which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6,776. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12,607 which, on a net of tax basis, impacted the effective tax rate by $8,977. The total benefit reflected in the tax provision in the six months ended June 30, 2015 relating to the recognition of previously unrecognized tax positions, and reversals of accrued interest and penalties thereon, was $15,753. The tax matters relate primarily to the allocation of income among tax jurisdictions.
The tax provision during the six months ended June 30, 2014 was increased by approximately $5,902 of discrete items, consisting primarily of a tax provision of $5,543 due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 9 - Deconsolidation of Subsidiaries) and increases to tax valuation allowances of approximately $1,200. In addition, as a result of changes to certain estimates relating to determination of unrecognized tax positions during the three months ended March 31, 2014, the Company recognized previously unrecognized tax positions of $350 which, on a net of tax basis, impacted the effective rate by $228. The Company also reversed accrued interest on unrecognized tax positions of $440, which impacted the effective tax rate by $266. The total benefit reflected in the tax provision in the six months ended June 30, 2014 for these items was $494. The tax matters relate primarily to the allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheets as long-term income taxes payable of $37,652 and $54,636, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $5,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.
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

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Careers – North America	$119,844	$126,161	$242,236	$253,706
Careers – International	60,570	68,280	121,871	138,884
Revenue	$180,414	$194,441	$364,107	$392,590
Operating Income (Loss)
Careers – North America	$25,247	$21,366	$38,585	$37,177
Careers – International	(7,484)	(6,974)	(20,402)	(12,263)
	17,763	14,392	18,183	24,914
Corporate expenses	(11,751)	(9,679)	(21,649)	(20,671)
Operating Income (Loss)	$6,012	$4,713	$(3,466)	$4,243
Depreciation and Amortization
Careers – North America	$7,265	$6,809	$14,795	$14,174
Careers – International	3,875	4,705	7,733	9,655
	11,140	11,514	22,528	23,829
Corporate expenses	290	321	709	525
Depreciation and Amortization	$11,430	$11,835	$23,237	$24,354
Restructuring and Other Special Charges
Careers – North America	$505	—	$11,562	$—
Careers – International	3,931	—	12,508	—
Corporate expenses	1,541	—	2,129	—
Restructuring and Other Special Charges	$5,977	—	$26,199	$—
Revenue by Geographic Region (a)
United States	$116,018	$121,810	$234,477	$245,166
International	64,396	72,631	129,630	147,424
Revenue	$180,414	$194,441	$364,107	$392,590

	June 30,	December 31,
	2015	2014
Long-lived Assets by Geographic Region (b)
United States	$86,487	$89,343
International	27,911	30,386
Total Long-Lived Assets	$114,398	$119,729

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets include property and equipment, net.
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
Leases
The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at June 30, 2015:

	Operating Leases	Estimated Sublease Income
2015	$17,890	$1,307
2016	31,674	3,725
2017	28,954	3,715
2018	26,185	3,680
2019	22,839	3,631
Thereafter	61,083	4,510
	$188,625	$20,568

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of June 30, 2015, and the related consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2015 and 2014, and cash flows for the six-month periods ended June 30, 2015 and 2014 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2015. These interim financial statements are the responsibility of the Company’s management.
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
July 30, 2015

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
In May 2014, we announced the Company's “All the Jobs, All the People” strategy to drive the business and enhance Monster's competitive position. Our new strategy focuses on adding massive scale to our business to expand its total addressable market and the value the Company can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.
We earned 34% and 35% of our total revenue outside of North America for the quarters ended June 30, 2015 and 2014, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
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
Recent Developments
“Reallocate to Accelerate”
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. Through June 30, 2015, the Company has notified approximately 250 associates in North America and Europe. The Company expects these reductions, currently anticipated to be completed by the end of 2015, to result in annualized savings of approximately $38 million to $45 million. The full impact of the savings will be realized beginning in the fourth quarter of 2015. The Company recognized a pre-tax charge of $26.2 million in the first half of 2015 as a result of these initiatives, and anticipates additional charges of approximately $2 million to $3 million in the remainder of 2015.
CareerOne
On March 31, 2015, the Company sold the majority of its 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"), leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the first quarter of 2015.
Leadership Changes
On November 4, 2014, the Company announced that Timothy Yates, a Director of Monster and formerly its Executive Vice President and Chief Financial Officer, had been appointed President and Chief Executive Officer. Monster also announced that effective November 4, 2014, Mark Stoever, Executive Vice President, Corporate Development and Internet Advertising, had been appointed Executive Vice President and Chief Operating Officer of the Company. On April 20, 2015, Paul Forte joined Monster as Executive Vice President, North America Sales.
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

RESULTS OF OPERATIONS
Consolidated operating results as a percentage of revenue are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Salaries and related	49.8%	53.1%	50.4%	52.3%
Office and general	24.5%	25.3%	24.8%	26.6%
Marketing and promotion	19.0%	19.2%	18.5%	20.1%
Restructuring and other special charges	3.3%	—%	7.2%	—%
Total operating expenses	96.7%	97.6%	101.0%	98.9%
Operating income (loss)	3.3%	2.4%	(1.0)%	1.1%
Gain on partial sale of equity method investment	—%	—%	2.4%	—%
Gain on deconsolidation of subsidiaries, net	—%	—%	—%	3.0%
Interest and other, net	(1.9)%	(0.9)%	(1.8)%	(0.8)%
Income before income taxes and income (loss) in equity interests	1.5%	1.6%	(0.3)%	3.3%
Provision for (benefit from) income taxes	1.6%	0.8%	(2.8)%	2.1%
Income (loss) in equity interests, net	0.2%	—%	—%	—%
Net income	0.1%	0.8%	2.6%	1.2%
The Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Consolidated Revenue, Operating Expenses, Operating Income and EBITDA
Consolidated revenue, operating expenses, operating income and EBITDA are as follows (dollars in thousands):

	Three months ended June 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$180,414	100.0%	$194,441	100.0%	$(14,027)	(7.2)%
Salaries and related	89,915	49.8%	103,220	53.1%	(13,305)	(12.9)%
Office and general	44,270	24.5%	49,131	25.3%	(4,861)	(9.9)%
Marketing and promotion	34,240	19.0%	37,377	19.2%	(3,137)	(8.4)%
Restructuring and other special charges	5,977	3.3%	—	—%	5,977	na
Total operating expenses	174,402	96.7%	189,728	97.6%	(15,326)	(8.1)%
Operating income	$6,012	3.3%	$4,713	2.4%	$1,299	27.6%
EBITDA	$21,068	11.7%	$25,611	13.2%	$(4,543)	(17.7)%
Adjusted EBITDA	$29,045	16.1%	$25,611	13.2%	$3,434	13.4%
Our consolidated revenue decreased by $14.0 million (7.2%, 2.0% on a constant currency basis) in the second quarter of 2015 compared to the same period of 2014. Our Careers-North America segment experienced a decrease of $6.3 million (5.0%) primarily due to declines in the government, mid-market and enterprise verticals, partially offset by growth in the staffing, small business and e-commerce verticals. Internet Advertising & Fees revenue and operating results are now being reported within the Careers-North America segment (see Note 16 – Segment and Geographic Data in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). Our Careers-International segment decreased $7.7 million (11.3%, increase of 2.8% on a constant currency basis). The revenue growth at constant currency was due to increases in Korea, India, Germany and the United Kingdom, partially offset by declines in France, the Netherlands and Sweden, as we continue to experience economic and competitive headwinds in these countries.

Salaries and related expenses decreased $13.3 million (12.9%, 7.9% on a constant currency basis) in the second quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs and decreased stock based compensation as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. These decreases were partially offset by a final separation charge of $2.0 million relating to the resignation of the Company’s former Chief Executive Officer.
Office and general expenses decreased $4.9 million (9.9%, 6.2% on a constant currency basis) in the second quarter of 2015 compared to the same period of 2014.This decrease in office and general expenses resulted primarily from decreased occupancy costs and professional fees.
Marketing and promotion expenses decreased $3.1 million (8.4%, 1.7% on a constant currency basis) in the second quarter of 2015 compared to the same period of 2014. During the second quarter, the Company was able to reduce marketing spend while driving quality traffic.
We incurred $6.0 million of restructuring and other special charges in the second quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our consolidated operating income was $6.0 million in the second quarter of 2015, compared to operating income of $4.7 million in the second quarter of 2014, as a result of the factors discussed above.
Our consolidated EBITDA and Adjusted EBITDA were $21.1 million and $29.0 million in the second quarter of 2015, respectively, compared to consolidated EBITDA and Adjusted EBITDA of $25.6 million in the same period of 2014 as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating income to EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended June 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$119,844	100.0%	$126,161	100.0%	$(6,317)	(5.0)%
Salaries and related	50,484	42.1%	57,033	45.2%	(6,549)	(11.5)%
Office and general	25,761	21.5%	26,999	21.4%	(1,238)	(4.6)%
Marketing and promotion	17,847	14.9%	20,763	16.5%	(2,916)	(14.0)%
Restructuring and other special charges	505	0.4%	—	—%	505	na
Total operating expenses	94,597	78.9%	104,795	83.1%	(10,198)	(9.7)%
Operating income	$25,247	21.1%	$21,366	16.9%	$3,881	18.2%
Our Careers-North America segment revenue decreased $6.3 million (5.0%) in the second quarter of 2015 compared to the same period of 2014. The decrease in the Careers-North America segment is primarily due to declines in the government, mid-market and enterprise verticals, partially offset by growth in the staffing, small business and e-commerce verticals. Our focus on sales execution in North America has proven effective and we expect sequential revenue growth beginning in the third quarter of 2015. We are increasingly confident that our family of new strategic products are additive to our traditional core products and provide a superior competitive solution for our customers.
Salaries and related expenses decreased $6.5 million (11.5%) in the second quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $4.5 million of decreased regular salary and other headcount related costs related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Office and general expenses decreased $1.2 million (4.6%) in the second quarter of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from $0.6 million of decreased occupancy costs and $0.6 million of decreased professional fees.

Marketing and promotion expenses decreased $2.9 million (14.0%) in the second quarter of 2015 compared to the same period of 2014. During the second quarter, the Company was able to reduce marketing spend while driving quality traffic, in addition to attending the annual Society for Human Resource Management ("SHRM") conference in June as a platinum sponsor.
Our Careers-North America segment incurred $0.5 million of restructuring and other special charges in the second quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-North America segment's operating income was $25.2 million in the second quarter of 2015, compared to operating income of $21.4 million in the second quarter of 2014, as a result of the factors described above.
Careers - International
The operating results of our Careers - International segment are as follows (dollars in thousands):

	Three months ended June 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$60,570	100.0%	$68,280	100.0%	$(7,710)	(11.3)%
Salaries and related	31,938	52.7%	40,004	58.6%	(8,066)	(20.2)%
Office and general	15,795	26.1%	18,642	27.3%	(2,847)	(15.3)%
Marketing and promotion	16,390	27.1%	16,608	24.3%	(218)	(1.3)%
Restructuring and other special charges	3,931	6.5%	—	—%	3,931	na
Total operating expenses	68,054	112.4%	75,254	110.2%	(7,200)	(9.6)%
Operating loss	$(7,484)	(12.4)%	$(6,974)	(10.2)%	$(510)	7.3%
Our Careers-International segment revenue decreased $7.7 million (11.3%, increase of 2.8% on a constant currency basis) in the second quarter of 2015 compared to the same period of 2014 with Europe decreasing 18.0% (1.0% on a constant currency basis), and Asia increasing 6.1% (12.8% on a constant currency basis). The revenue declines in Europe at constant currency primarily related to France, the Netherlands and Sweden, partially offset by increases in Germany and the United Kingdom. We continue to encounter market and competitive headwinds in Europe and are focused on improving sales execution and adoption of our product offerings. In Asia, both Korea and India continue to perform well with both countries experiencing year over year revenue growth on both an actual and constant currency basis.
Salaries and related expenses decreased $8.1 million (20.2%, 8.7% on a constant currency basis) in the second quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $3.1 million in decreased regular salary and other headcount related costs, on a constant currency basis, related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015, and a currency impact reducing salary and related expenses by $4.6 million.
Office and general expenses decreased $2.8 million (15.3%, 7.3% on a constant currency basis) in the second quarter of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased depreciation expense and occupancy costs, on a constant currency basis, of $0.5 million and $0.6 million, respectively, and a currency impact reducing office and general expenses by $1.5 million.
Marketing and promotion expenses decreased $0.2 million (1.3%, increase of 13.1% on a constant currency basis) in the second quarter of 2015 compared to the same period of 2014. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.
Our Careers-International segment incurred $3.9 million of restructuring and other special charges in the second quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-International operating loss was $7.5 million in the second quarter of 2015, compared to an operating loss of $7.0 million in the second quarter of 2014, as a result of the factors discussed above.

Interest and other, net
Interest and other, net, for the three months ended June 30, 2015 and 2014 resulted in an expense of $3.4 million and $1.7 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, and interest income associated with the Company’s various investments and foreign currency gains or losses.
Income Taxes
Income taxes are as follows (dollars in thousands):

	Three months ended June 30,
	2015	2014	Change in Dollars	Percentage Change
Income before income taxes and income in equity interests	$2,662	$3,053	$(391)	(12.8)%
Provision for income taxes	$2,816	$1,615	$1,201	74.4%
Effective tax rate	105.8%	52.9%
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
The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $37.7 million and $54.6 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $5 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
Income in equity interests, net
Income in equity interests, net, for the three months ended June 30, 2015 was $0.3 million compared to $0.1 million for the same period of 2014. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
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

Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintains a controlling interest in the subsidiary, the Company consolidates the results of JobKorea in its consolidated financial statements. The noncontrolling interest’s share of net income was $1.2 million and $1.5 million for the quarter ended June 30, 2015 and 2014, respectively.
Net (loss) income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net income was $0.1 million for the three months ended June 30, 2015, compared to $1.5 million for the same period of 2014. Net loss attributable to Monster Worldwide, Inc. was $1.0 million for the three months ended June 30, 2015, compared to break-even for the same period of 2014.
Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.
Diluted loss per share attributable to Monster Worldwide, Inc. was $0.01 for the three months ended June 30, 2015, compared to break-even for the same period of 2014. Diluted weighted average shares outstanding for the three months ended June 30, 2015 and 2014 was 90.1 million shares and 90.0 million shares, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense, non-cash impairment charges, and non-cash costs incurred with the Company’s restructuring programs. Adjusted EBITDA is defined as EBITDA plus separation charges associated with the resignation of the Company's former Chief Executive Officer and costs incurred relating to the Company's restructuring programs.
The Company considers EBITDA and Adjusted EBITDA to be important indicators of its operational strength which the Company believes are useful to management and investors in evaluating its operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similarly titled measures reported by other companies.
We do not consider EBITDA or Adjusted EBITDA in isolation or as alternatives to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents EBITDA and Adjusted EBITDA in connection with GAAP results.
A reconciliation of operating loss to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Three months ended June 30,
	2015	2014
Operating income	$6,012	$4,713
Depreciation expense	10,701	11,217
Stock based compensation expense	3,626	9,063
Amortization of intangibles	729	618
EBITDA	21,068	25,611
Separation charges(1)	2,000	—
Restructuring and other special charges(2)	5,977	—
Adjusted EBITDA	$29,045	$25,611

(1)	The Company incurred $2.0 million of separation charges during the second quarter of 2015 in connection with the resignation of the Company's former Chief Executive Officer.

(2)
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The "Reallocate to Accelerate" initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company incurred $6.0 million of restructuring costs during the second quarter of 2015 related to this program.

The Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Consolidated Revenue, Operating Expenses, Operating (Loss) Income and EBITDA
Consolidated revenue, operating expenses, operating (loss) income and EBITDA are as follows (dollars in thousands):

	Six months ended June 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$364,107	100.0%	$392,590	100.0%	$(28,483)	(7.3)%
Salaries and related	183,661	50.4%	205,219	52.3%	(21,558)	(10.5)%
Office and general	90,312	24.8%	104,338	26.6%	(14,026)	(13.4)%
Marketing and promotion	67,401	18.5%	78,790	20.1%	(11,389)	(14.5)%
Restructuring and other special charges	26,199	7.2%	—	—%	26,199	na
Total operating expenses	367,573	101.0%	388,347	98.9%	(20,774)	(5.3)%
Operating (loss) income	$(3,466)	(1.0)%	$4,243	1.1%	$(7,709)	(181.7)%
EBITDA	$32,088	8.8%	$45,833	11.7%	$(13,745)	(30.0)%
Adjusted EBITDA	$56,061	15.4%	$52,182	13.3%	$3,879	7.4%
Our consolidated revenue decreased by $28.5 million (7.3%, 2.4% on a constant currency basis) in the first six months of 2015 compared to the same period of 2014. Our Careers-North America segment experienced a decrease of $11.5 million (4.5%) primarily due to declines in the government, mid-market and enterprise verticals, partially offset by growth in the staffing, small business and e-commerce verticals. Internet Advertising & Fees revenue and operating results are now being reported within the Careers-North America segment (see Note 16 – Segment and Geographic Data in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). Our Careers-International segment decreased $17.0 million (12.2%, 0.8% on a constant currency basis).
Salaries and related expenses decreased $21.6 million (10.5%, 5.7% on a constant currency basis) in the first six months of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs and decreased stock based compensation as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Office and general expenses decreased $14.0 million (13.4%, 10.2% on a constant currency basis) in the first six months of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased occupancy costs resulting from charges for exited facilities in North America recognized in the first quarter of 2014 which were not recognized in the first six months of 2015 and decreased depreciation expense.
Marketing and promotion expenses decreased $11.4 million (14.5%, 8.5% on a constant currency basis) in the first six months of 2015 compared to the same period of 2014. During the first six months of 2015, the Company was able to significantly reduce marketing spend while driving quality traffic, in addition to delivering a highly impactful campaign focused on Millennials.
We incurred $26.2 million of restructuring and other special charges in the first six months of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our consolidated operating loss was $3.5 million in the first six months of 2015, compared to operating income of $4.2 million in the same period of 2014, as a result of the factors discussed above.
Our consolidated EBITDA and Adjusted EBITDA were $32.1 million and $56.1 million in the first six months of 2015, respectively, compared to consolidated EBITDA and Adjusted EBITDA of $45.8 million and $52.2 million, in the same period of 2014, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating (loss) income to EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Six months ended June 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$242,236	100.0%	$253,706	100.0%	$(11,470)	(4.5)%
Salaries and related	104,581	43.2%	113,442	44.7%	(8,861)	(7.8)%
Office and general	52,498	21.7%	58,406	23.0%	(5,908)	(10.1)%
Marketing and promotion	35,010	14.5%	44,681	17.6%	(9,671)	(21.6)%
Restructuring and other special charges	11,562	4.8%	—	—%	11,562	na
Total operating expenses	203,651	84.1%	216,529	85.3%	(12,878)	(5.9)%
Operating income	$38,585	15.9%	$37,177	14.7%	$1,408	3.8%
Our Careers-North America segment revenue decreased $11.5 million (4.5%) in the first six months of 2015 compared to the same period of 2014. The decrease in the Careers-North America segment is primarily due to declines in the government, mid-market and enterprise verticals, partially offset by growth in the staffing, small business and e-commerce verticals.
Salaries and related expenses decreased $8.9 million (7.8%) in the first six months of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $6.6 million of decreased regular salary and other headcount related costs related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Office and general expenses decreased $5.9 million (10.1%) in the first six months of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from $4.7 million of decreased occupancy costs.
Marketing and promotion expenses decreased $9.7 million (21.6%) in the first six months of 2015 compared to the same period of 2014. During the first six months of 2015, the Company was able to significantly reduce marketing spend while driving quality traffic, in addition to delivering a highly impactful campaign focused on Millennials.
Our Careers-North America segment incurred $11.6 million of restructuring and other special charges in the first six months of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-North America segment's operating income was $38.6 million in the first six months of 2015, compared to operating income of $37.2 million in the same period of 2014, as a result of the factors described above.

Careers - International
The operating results of our Careers-International segment are as follows (dollars in thousands):

	Six months ended June 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$121,871	100.0%	$138,884	100.0%	$(17,013)	(12.2)%
Salaries and related	65,907	54.1%	79,140	57.0%	(13,233)	(16.7)%
Office and general	31,473	25.8%	37,910	27.3%	(6,437)	(17.0)%
Marketing and promotion	32,385	26.6%	34,097	24.6%	(1,712)	(5.0)%
Restructuring and other special charges	12,508	10.3%	—	—%	12,508	na
Total operating expenses	142,273	116.7%	151,147	108.8%	(8,874)	(5.9)%
Operating loss	$(20,402)	(16.7)%	$(12,263)	(8.8)%	$(8,139)	66.4%
Our Careers-International segment revenue decreased $17.0 million (12.2%, 0.8% on a constant currency basis) in the first six months of 2015 compared to the same period of 2014 with Europe decreasing 18.4% (2.1% on a constant currency basis), and Asia increasing 3.9% (8.7% on a constant currency basis). The revenue declines in Europe at constant currency primarily related to France, the Netherlands and Sweden, partially offset by increases in Germany and the United Kingdom. We continue to encounter market and competitive headwinds in Europe and are focused on improving sales execution and adoption of our product offerings. In Asia, both Korea and India continue to perform well with both countries experiencing year over year revenue growth on both an actual and constant currency basis.
Salaries and related expenses decreased $13.2 million (16.7%, 5.6% on a constant currency basis) in the first six months of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $3.9 million in decreased regular salary and other headcount related costs, on a constant currency basis, related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015, and a currency impact reducing salary and related expenses by $8.8 million.
Office and general expenses decreased $6.4 million (17.0%, 9.6% on a constant currency basis) in the first six months of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased depreciation expense and occupancy costs, on a constant currency basis, of $1.5 million and $1.0 million, respectively, and a currency impact reducing office and general expenses by $2.8 million.
Marketing and promotion expenses decreased $1.7 million (5.0%; increase of 8.3% on a constant currency basis) in the first six months of 2015 compared to the same period of 2014. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.
Our Careers-International segment incurred $12.5 million of restructuring and other special charges in the first six months of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-International operating loss was $20.4 million in the first six months of 2015, compared to an operating loss of $12.3 million in the same period of 2014, as a result of the factors discussed above.
Interest and other, net
Interest and other, net, for the six months ended June 30, 2015 and 2014 resulted in an expense of $6.5 million and $3.0 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, and interest income associated with the Company’s various investments and foreign currency gains or losses.
Gain on partial sale of equity method investment
During the first quarter of 2015, the Company sold the majority of its 50% interest in a company located in Australia, leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the first six months of 2015. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Gain on deconsolidation of subsidiaries, net
During the first quarter of 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 9 - Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Income Taxes
Income taxes are as follows (dollars in thousands):

	Six months ended June 30,
	2015	2014	Change in Dollars	Percentage Change
(Loss) income before income taxes and income (loss) in equity interests	$(1,074)	$13,088	$(14,162)	(108.2)%
(Benefit from) provision for income taxes	$(10,329)	$8,278	$(18,607)	(224.8)%
Effective tax rate	—%	63.2%
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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances on deferred tax assets. Due to continued weakness in certain international markets, particularly Europe, we continue to incur losses in jurisdictions with tax rates lower than the United States, or losses for which full valuation allowances are recorded on deferred tax benefits. Accordingly, excluding the impact of discrete items our effective tax rate is generally higher relative to the statutory rate of  35%.

The tax provision during the six months ended June 30, 2015 was increased by approximately $7.7 million of discrete items, consisting primarily of a tax provision of $4.9 million due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q), and increases to tax valuation allowances of $1.9 million due to tax valuation allowances recorded on current year operating losses in certain foreign tax jurisdictions. In addition, as a result of settlement of a tax examination during the first quarter of 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10.4 million which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6.8 million. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12.6 million which, on a net of tax basis, impacted the effective tax rate by $9.0 million. The total benefit reflected in the tax provision in the quarter ended six months ended June 30, 2015 relating to these items was $15.8 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The tax provision during the six months ended June 30, 2014 was increased by approximately $5.9 million of discrete items, consisting primarily of a tax provision of $5.5 million due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 9 - Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q) and increases to tax valuation allowances of approximately $1.2 million. In addition, as a result of changes to certain estimates relating to determination of unrecognized tax positions during the first quarter of 2014, the Company recognized previously unrecognized tax positions of $0.4 million which, on a net of tax basis, impacted the effective rate by $0.2 million. The Company also reversed accrued interest on unrecognized tax positions of $0.4 million, which impacted the effective tax rate by $0.3 million. The total benefit reflected in the tax provision in the six months ended

June 30, 2014 for these items was $0.5 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $37.7 million and $54.6 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $5 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
Income (loss) in equity interests, net
Income in equity interests, net, for the six months ended June 30, 2015 was $0.1 million compared to a loss of $0.1 million for the same period of 2014. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. See Note 9 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
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
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintains a controlling interest in the subsidiary, the Company consolidates the results of JobKorea in its consolidated financial statements. The noncontrolling interest’s share of net income was $2.2 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.
Net income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net income was $9.3 million for the six months ended June 30, 2015, compared to $4.7 million for the same period of 2014. Net income attributable to Monster Worldwide, Inc. was $7.1 million for the six months ended June 30, 2015, compared to $2.1 million for the same period of 2014.
Diluted earnings per share attributable to Monster Worldwide, Inc.
Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.08 for the six months ended June 30, 2015, compared to $0.02 for the same period of 2014. Diluted weighted average shares outstanding for the six months ended June 30, 2015 and 2014 was 93.2 million shares and 92.2 million shares, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense, non-cash impairment charges, and non-cash costs incurred with the Company’s restructuring programs. Adjusted EBITDA is defined as EBITDA plus charges related to exited facilities, separation charges associated with the resignation of the Company's former Chief Executive Officer, and costs incurred relating to the Company's restructuring programs.
The Company considers EBITDA and Adjusted EBITDA to be important indicators of its operational strength which the Company believes are useful to management and investors in evaluating its operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similarly titled measures reported by other companies.

We do not consider EBITDA or Adjusted EBITDA in isolation or as alternatives to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents EBITDA and Adjusted EBITDA in connection with GAAP results.
A reconciliation of operating (loss) income to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Six months ended June 30,
	2015	2014
Operating (loss) income	$(3,466)	$4,243
Depreciation expense	21,783	23,102
Stock based compensation expense	8,091	17,236
Amortization of intangibles	1,454	1,252
Restructuring non-cash expenses(1)	4,226	—
EBITDA	32,088	45,833
Facilities costs(2)	—	6,349
Separation charges(3)	2,000	—
Restructuring and other special charges, less non-cash items(1)	21,973	—
Adjusted EBITDA	$56,061	$52,182

(1)
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The "Reallocate to Accelerate" initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company incurred $26.2 million of restructuring costs during the first six months of 2015 related to this program (including $4.2 million of non-cash expenses).

(2)
The Company incurred $6.3 million of charges associated with exited facilities in the first quarter of 2014. The majority of these charges related to facility charges associated with the consolidation of multiple offices into the Company’s corporate headquarters in Weston, Massachusetts.

(3)	The Company incurred $2.0 million of separation charges during the second quarter of 2015 in connection with the resignation of the Company's former Chief Executive Officer.

FINANCIAL CONDITION
The following tables detail our cash and cash equivalents:

	June 30,	December 31,	Change in
	2015	2014	Dollars	Percentage
Cash and cash equivalents	$107,681	$94,297	$13,384	14.2%
Percentage of total assets	9.2%	7.7%
As of June 30, 2015, we had cash and cash equivalents of $107.7 million compared to $94.3 million as of December 31, 2014. Our increase in cash and cash equivalents of $13.4 million in the first six months of 2015 primarily resulted from $42.8 million of cash provided by operating activities and $9.1 million of cash received from the sale of a partial equity interest in CareerOne Pty Limited ("CareerOne"), partially offset by $14.7 million of capital expenditures, $6.8 million of tax withholdings related to vesting of stock awards, $4.5 million of payments on borrowings on our term loan, $2.3 million of payments for legal fees for defense of our patents, a $10.0 million distribution paid to the minority shareholder in our Korean subsidiary, and a $0.7 million unfavorable impact of currency on cash and cash equivalents in the first six months of 2015.
Cash Flows
Consolidated cash flows for the six months ended June 30, 2015 and 2014 are as follows:

	Six months ended June 30,		Change in
	2015	2014	Dollars	Percentage
Net cash provided by operating activities	$42,807	$43,807	$(1,000)	(2.3)%
Net cash used for investing activities	$(6,264)	$(57,826)	$(51,562)	89.2%
Net cash (used for) provided by financing activities	$(22,428)	$8,279	$(30,707)	(370.9)%
Effects of exchange rates on cash	$(731)	$1,554	$(2,285)	(147)%
Cash provided by operating activities was $42.8 million for the six months ended June 30, 2015, an decrease of $1.0 million from the $43.8 million of cash provided by operating activities for the six months ended June 30, 2014. This decrease resulted primarily from decreased cash flows of $3.9 million relating to working capital items, partially offset by an increase of $2.9 million in net income when removing the impact of non-cash items and the gain of $8.8 million related to the sale of a partial equity interest in CareerOne.
Cash used for investing activities was $6.3 million for the six months ended June 30, 2015, a decrease of $51.6 million from cash used for investing activities of $57.8 million for the six months ended June 30, 2014. This decrease resulted primarily from $27.0 million of payments for acquisitions, net of cash acquired, in the first quarter of 2014, $6.5 million of cash contributed in connection with our joint venture with Alma Media in the first quarter of 2014, $9.1 million of cash received in the first quarter of 2015 from the sale of a partial equity interest in CareerOne, and decreased capital expenditures of $7.7 million during the first six months of 2015, partially offset by $1.1 million of payments for legal fees for defense of our patents in the first quarter of 2015.
Cash used for financing activities was $22.4 million for the six months ended June 30, 2015, a decrease of $30.7 million from cash provided by financing activities of $8.3 million for the six months ended June 30, 2014. This decrease resulted primarily from decreased net new borrowings on our term loan and credit facilities of $70.8 million, partially offset by no share repurchases in the first half of 2015 versus repurchases of $51.5 million in the first six months of 2014, $7.0 million of increased distributions paid to the minority shareholder in our Korean subsidiary during the first six months of 2015, and $3.1 million of increased tax withholdings related to vesting of stock awards in the first six months of 2015.
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
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2.25 million payable on September 30, 2015, $2.8 million payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3.4 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement were used to refinance the obligations under the Second Amended Credit Agreement and for general corporate purposes.
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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit

Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of June 30, 2015, the Company was in full compliance with its covenants.
As of June 30, 2015, based on the maximum allowed consolidated leverage, $31.3 million of the Company’s revolving credit facility was available under the Third Amended Credit Agreement.
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
The conversion rate for the Notes is initially 187.7405 shares per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. In June 2015, Monster received stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock. As a result of this approval, Monster now has the ability to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Monster does not have the right to redeem the Notes prior to maturity.
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
See Note 14 – Long-Term Debt in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for additional details.
Income Taxes
The Company historically earned a significant portion of its income outside the United States. The total amount of cash offshore is approximately $75.7 million, approximately $68.0 million of which is in subsidiaries for which the Company maintains the indefinite reinvestment assertion and $8.3 million of which is held in South Korea. In December 2013 Monster sold 49.99% of its interest in its Korean subsidiary to H & Q Korea. As a result of the sale, the 50.01% retained interest in

Korea is owned through an entity characterized as a partnership for U.S. tax reporting purposes and the Company’s share of income is taxable in the U.S. whether distributed or not. In April 2015 a cash distribution of $10.0 million was paid to the Company with respect to its 50.01% retained interest.
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
Thus far in 2015, the Company has paid $0.3 million of taxes on domestic and international income. We expect to utilize our tax loss and tax credit carryovers to offset most cash tax obligations in 2015. We expect to have cash tax liabilities in certain jurisdictions in which we pay taxes on a quarterly basis.
Restructuring Activities
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s "All the Jobs, All the People" strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. Through June 30, 2015, the Company has notified approximately 250 associates in North America and Europe. The Company expects these reductions, currently anticipated to be completed by the end of 2015, to result in annualized savings of approximately $38 million to $45 million. The full impact of the savings will be realized beginning in the fourth quarter of 2015. The Company recognized a pre-tax charge of $26.2 million during the first six months of 2015 as a result of these initiatives, and anticipates additional charges of approximately $2 million to $3 million in the remainder of 2015.
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
Share Repurchase Plan
On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200 million which expired on April 30, 2015. No share repurchases were made during the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company repurchased 7.0 million shares for a total of $51.4 million, excluding commissions, at an average price of $7.31 per share. Since the inception of this repurchase program, the Company repurchased 27.7 million shares for a total of $158.7 million, excluding commissions, at an average price of $5.73 per share.

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
The Company primarily earns revenue from the placement of job postings on the websites within the Monster network, access to the Monster network’s online resume and social profile databases, recruitment media services, applicant tracking services, online career-related solutions provided through a “Software as a Service” (“SaaS”) offering and other career-related services.
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
Equity Investments
Gains and losses in equity interest for the three and six months ended June 30, 2015 and 2014, resulting from our equity method investments in Alma Career Oy and CareerOne Pty Limited, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
On March 31, 2015, the Company sold the majority of its interest in CareerOne Pty Limited, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exercise significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method.

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
Foreign Exchange Risk
During the three months ended June 30, 2015, revenue from our international operations accounted for 36% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are the Euro, British Pound, Korean Won, Swedish Króna, and Indian Rupee. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our inter-company balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of inter-company balances. The effect of changes in foreign exchange rates in the three months ended June 30, 2015 negatively impacted our revenue by approximately $10.1 million and a positive impact of $0.7 million on reported operating income, compared to the three months ended June 30, 2014.
We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at June 30, 2015 of $75.7 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $3.8 million, $7.6 million and $15.1 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended June 30, 2015, our cumulative translation adjustment account increased by $3.3 million, attributable to net foreign currency movements, primarily of changes in the U.S. dollar against the Euro and the Swedish Krona.
Interest Rate Risk
Credit Facilities
As of June 30, 2015, our debt was partly comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during the second quarter of 2015, we would have had $183.3 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.5 million for the three months ended June 30, 2015. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on June 30, 2015, we would have had $83.3 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.2 million for the three months ended June 30, 2015. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in bank time deposits, top sovereign, regional, national and supra-national bank commercial paper, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of June 30, 2015 would have changed pretax earnings by approximately $0.2 million for the three months ended June 30, 2015.

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
There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 15, 2015, the Company issued a total of 82,257 shares of our common stock to an employee and a consultant in consideration for services under an employment agreement and a consulting agreement entered into as part of a prior business combination. The securities were issued pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
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

MONSTER WORLDWIDE, INC. (Registrant)

Dated:	July 30, 2015
		By:	/S/ TIMOTHY T. YATES
Timothy T. Yates
President and Chief Executive Officer (principal executive officer)

Dated:	July 30, 2015
		By:	/S/ JAMES M. LANGROCK
James M. Langrock
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated:	July 30, 2015
		By:	/S/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Senior Vice President, Chief Accounting Officer and Global Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James M. Langrock pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James M. Langrock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.