Form 10-Q
period 2015-09-30
MONSTER WORLDWIDE, INC.
filed 2015-10-29
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2015
Common Stock	91,289,821

MONSTER WORLDWIDE, INC.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$167,082	$179,591	$507,694	$550,257
Salaries and related	79,787	95,800	254,500	291,868
Office and general	43,638	50,376	131,430	152,196
Marketing and promotion	30,044	33,383	91,091	108,508
Restructuring and other special charges	2,780	—	28,787	—
Total operating expenses	156,249	179,559	505,808	552,572
Operating income (loss)	10,833	32	1,886	(2,315)
Gain on partial sale of equity method investment	—	—	8,849	—
Gain on deconsolidation of subsidiaries, net	—	—	—	11,828
Interest and other, net	(3,674)	(1,930)	(10,289)	(5,123)
Income (loss) before income taxes and income in equity interests	7,159	(1,898)	446	4,390
(Benefit from) provision for income taxes	(2,361)	841	(14,487)	6,915
Income in equity interests, net	249	75	321	—
Income (loss) from continuing operations	9,769	(2,664)	15,254	(2,525)
Income from discontinued operations, net of tax	2,163	2,313	6,005	6,909
Net income (loss)	11,932	(351)	21,259	4,384
Net income attributable to noncontrolling interest	1,512	1,318	3,712	3,954
Net income (loss) attributable to Monster Worldwide, Inc.	$10,420	$(1,669)	$17,547	$430
*Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.11	$(0.03)	$0.17	$(0.03)
Income from discontinued operations, net of tax	0.01	0.01	0.03	0.03
Basic earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.12	$(0.02)	$0.20	$—
*Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.10	$(0.03)	$0.16	$(0.03)
Income from discontinued operations, net of tax	0.01	0.01	0.02	0.03
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.11	$(0.02)	$0.19	$—
Weighted average shares outstanding:
Basic	90,340	86,576	89,853	88,236
Diluted	96,839	86,576	94,573	88,236
Net income (loss)	$11,932	$(351)	$21,259	$4,384
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(4,925)	(27,563)	(11,096)	(26,925)
Comprehensive income (loss)	7,007	(27,914)	10,163	(22,541)
Comprehensive (loss) income attributable to noncontrolling interest	(1,701)	(14)	421	4,712
Comprehensive income (loss) attributable to Monster Worldwide, Inc.	$8,708	$(27,900)	$9,742	$(27,253)
*Earnings per share may not add in certain periods due to rounding
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,389	$72,030
Accounts receivable, net of allowance for doubtful accounts of $3,927 and $3,173, respectively	231,192	279,569
Prepaid and other	59,858	82,310
Current assets held for sale	56,772	26,237
Total current assets	436,211	460,146
Goodwill	497,345	501,026
Property and equipment, net	107,288	117,191
Intangibles, net	28,505	30,169
Investment in unconsolidated affiliates	18,955	20,700
Other assets	43,912	43,138
Long-term assets held for sale	—	44,781
Total assets	$1,132,216	$1,217,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	140,136	154,103
Deferred revenue	251,065	297,636
Current portion of long-term debt	10,278	9,563
Current liabilities held for sale	10,100	8,012
Total current liabilities	411,579	469,314
Long-term income taxes payable	35,561	54,636
Long-term debt, net, less current portion	190,494	201,821
Other long-term liabilities	17,041	16,635
Total liabilities	654,675	742,406
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 147,022 and 144,361 shares, respectively; outstanding: 90,597 and 87,936 shares, respectively	147	144
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,026,288	2,023,640
Accumulated deficit	(836,613)	(854,160)
Accumulated other comprehensive income	1,440	9,245
Less: Treasury stock, at cost, 56,425 shares	(758,371)	(758,371)
Total Monster Worldwide, Inc. stockholders' equity	432,891	420,498
Noncontrolling interest in subsidiary	44,650	54,247
Total stockholders' equity	477,541	474,745
Total liabilities and stockholders’ equity	$1,132,216	$1,217,151
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows provided by operating activities:
Net income	$21,259	$4,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,625	36,548
Provision for doubtful accounts	1,239	1,290
Stock-based compensation	11,471	23,918
Income in equity interests, net	(321)	—
Non-cash restructuring charges	4,226	—
Deferred income taxes	1,487	3,455
Gain on deconsolidation of subsidiaries	—	(13,647)
Gain on partial sale of equity method investment	(8,849)	—
Amount reclassified from accumulated other comprehensive income	—	1,819
Excess income tax benefit from equity compensation plans	—	(199)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	40,238	65,356
Prepaid and other	9,779	(10,845)
Deferred revenue	(39,117)	(56,972)
Accounts payable, accrued liabilities and other	(20,947)	637
Total adjustments	33,831	51,360
Net cash provided by operating activities	55,090	55,744
Cash flows used for investing activities:
Capital expenditures	(21,604)	(30,756)
Payments for acquisitions, net of cash acquired	—	(27,005)
Investment in Alma Career Oy	—	(6,516)
Dividends received from equity investment and other	1,648	(1,222)
Cash received from partial sale of equity method investment	9,128	—
Capitalized patent defense costs	(2,305)	(2,962)
Net cash used for investing activities	(13,133)	(68,461)
Cash flows (used for) provided by financing activities:
Payments on borrowings on credit facilities	(32,100)	(8,100)
Proceeds from borrowings on credit facilities	32,100	80,300
Payments on borrowings on term loan	(13,750)	(6,875)
Fees paid on the issuance of debt	(1,110)	—
Repurchase of common stock	—	(52,070)
Tax withholdings related to net share settlements of restricted stock awards and units	(8,039)	(5,014)
Excess income tax benefit from equity compensation plans	—	199
Distribution paid to minority shareholder	(10,018)	(3,021)
Net cash (used for) provided by financing activities	(32,917)	5,419
Effects of exchange rates on cash	(3,414)	(907)
Net increase (decrease) in cash and cash equivalents	$5,626	$(8,205)
Cash and cash equivalents from continuing operations, beginning of period	$72,030	$70,066
Cash and cash equivalents from discontinued operations, beginning of period	22,267	18,515
Cash and cash equivalents, beginning of period	$94,297	$88,581
Cash and cash equivalents from continuing operations, end of period	$88,389	$61,399
Cash and cash equivalents from discontinued operations, end of period	11,534	18,977
Cash and cash equivalents, end of period	$99,923	$80,376
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$613	$6,757
Cash paid for interest	$5,707	$5,785
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$10,147	$7,052
Net cash used for investing activities	$(241)	$(254)
Non-cash activities:
Net assets of entities contributed to Alma Career Oy	$—	$4,200
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
Prior to January 1, 2015, the Company reported a third reportable segment, Internet Advertising & Fees. Effective January 1, 2015, as a result of changes in Monster's internal management and reporting structure, operations of Internet Advertising & Fees are now included within the Careers-North America reportable segment. See Note 17 - Segment and Geographic Data.
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
The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but has the ability to exert significant influence, are accounted for under the equity method of accounting. All inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest in our South Korean subsidiary is recorded net of tax as Net income attributable to noncontrolling interest. In September 2015, the Company entered into an agreement to sell its remaining ownership position in its South Korean subsidiary. See Note 6 - Discontinued Operations for additional details.
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

In August 2015, the FASB issued ASU No. 2015-15, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03. The ASU clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

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
On October 22, 2014, the Company consummated an offering of its 3.50% convertible senior notes due 2019 (the “Notes”). Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds approximately $5.33 per share of Monster’s common stock, the conversion price of the Notes. For the three and nine months ended September 30, 2015, the average stock price of Monster's common stock was $6.81 and $6.18, respectively, resulting in a potential dilutive impact of approximately 5,872,451 and 3,714,467 shares, respectively. See reconciliation of shares table below for further discussion.
In connection with the pricing of the Notes, Monster entered into a capped call transaction which increases the effective conversion price of the Notes, and is designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. See Note 15 - Long-Term Debt for additional details.
A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic weighted-average shares outstanding	90,340	86,576	89,853	88,236
Impact of stock options and non-vested stock under employee compensation plans(1)	627	—	1,006	—
Impact of 3.50% convertible senior notes due 2019	5,872	—	3,714	—
Diluted weighted-average shares outstanding	96,839	86,576	94,573	88,236
Weighted-average anti-dilutive common stock equivalents - stock options and non-vested stock under employee compensation plans	259	7,602	777	7,460

(1)
For periods in which losses attributable to the Company are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the quarter ended September 30, 2014, those potential shares totaled 2,741 related to non-vested stock under employee compensation plans, in addition to 4,861 of out of the money anti-dilutive common stock equivalents, both of which are included in the weighted average anti-dilutive common stock equivalents for the quarter ended September 30, 2014. For the nine months ended September 30, 2014, those potential shares totaled 2,999 related to non-vested stock under employee compensation plans, and 4,461 of out of the money anti-dilutive common stock equivalents, both of which are included in the weighted average anti-dilutive common stock equivalents for the nine months ended September 30, 2014.

Share Repurchase Plan
On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000 which expired on April 30, 2015. No share repurchases were made during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company repurchased 7,125,988 shares for a total of $51,927, excluding commissions, at an average price of $7.29 per share. Since the inception of this repurchase program, the Company repurchased 27,717,428 shares for a total of $158,683, excluding commissions, at an average price of $5.73 per share.
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
The Company recognized pre-tax compensation expense in the consolidated statements of operations related to stock-based compensation as follows, excluding discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Non-vested stock, included in salaries and related	$3,368	$6,612	$11,386	$23,548
Market-Based Awards -During the first nine months of 2015, the Company granted an aggregate of 350,000 market-based RSUs that will vest contingent on meeting certain stock price targets within three years of the grant date. The market-based RSUs vest in four tranches, with each tranche equaling 25% of the award, if, and when, certain stock price targets are achieved and maintained for 30 consecutive trading days, subject to the recipient’s continued employment and service through the one year anniversary of the target stock price being achieved.

Performance-Based Awards -During the first nine months of 2015, the Company granted 350,000 RSUs subject to certain specified performance-based conditions.

Service-Based Awards - During the first nine months of 2015, the Company granted an aggregate of 614,384 service-based RSUs. The RSUs vest in various increments on the anniversaries of the individual grant dates, through September 16, 2019, subject to the recipient's continued employment or service through each applicable vesting date.
The Company’s non-vested stock activity is as follows (shares in thousands):

	Nine months ended September 30,
	2015		2014
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	8,554	$4.85	13,142	$5.58
Granted RSUs	1,314	$5.03	550	$5.75
Forfeited	(1,003)	$4.90	(372)	$5.52
Vested	(4,136)	$4.92	(2,280)	$9.53
Non-vested at end of period	4,729	$4.82	11,040	$4.71
As of September 30, 2015, the unrecognized compensation expense related to non-vested stock was $12,645 which is expected to be recognized over a weighted-average period of 1.5 years.
The Company’s stock option activity is as follows (shares in thousands):

	Nine months ended September 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	146	$32.32	928	$29.68
Exercised	—	$—	—	—
Forfeited/expired/cancelled	(39)	$30.75	(379)	$24.62
Outstanding at end of the period	107	$32.89	549	$32.99
Options exercisable at end of period	107	$32.89	549	$32.99
Aggregate intrinsic value of options exercised during the period	$—		$—
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
5.    NONCONTROLLING INTEREST
In December 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country. Based on the terms of the agreement, Monster maintained a controlling interest in the subsidiary and, accordingly, continued to consolidate the results of JobKorea in its consolidated financial statements. On September 28, 2015, the Company entered into an agreement to sell its remaining 50.01% ownership position in JobKorea to H&Q Korea. See Note 6 - Discontinued Operations for additional details.

During the nine months ended September 30, 2015 and 2014, a cash distribution of $10,018 and $3,021, respectively, was declared and paid by JobKorea to both Monster and H&Q Korea. The noncontrolling interest’s share of net income was $1,512 and $3,712 for the three and nine months ended September 30, 2015, respectively. The noncontrolling interest's share of net income was $1,318 and $3,954 for the three and nine months ended September 30, 2014, respectively.
The following table reflects the changes in stockholders’ equity attributed to the Company and the noncontrolling interest in the nine months ended September 30, 2015:

	Attributable to Monster Worldwide, Inc.	Attributable to Noncontrolling Interest	Total Stockholders' Equity
Balance, December 31, 2014	$420,498	$54,247	$474,745
Net income	17,547	3,712	21,259
Change in cumulative foreign currency translation adjustment	(7,805)	(3,291)	(11,096)
Comprehensive income	9,742	421	10,163
Tax withholdings related to net share settlements of restricted stock awards and units	(8,592)	—	(8,592)
Cash distribution	—	(10,018)	(10,018)
Stock based compensation - restricted stock	11,243	—	11,243
Balance, September 30, 2015	$432,891	$44,650	$477,541
6.    DISCONTINUED OPERATIONS

In December 2013, H&Q Korea acquired 49.99% of JobKorea from Monster and since that time the two companies have worked in partnership in managing the business (see Note 5- Noncontrolling Interest for additional details). On September 28, 2015, the Company entered into an agreement to sell its 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85,000. The transaction closed on October 13, 2015 and is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. The Company is in the process of evaluating the accounting for this transaction, and expects to record a gain related to the sale in the fourth quarter of 2015.

Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, have now been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$12,165	$11,629	$35,660	$33,553

Income from discontinued operations, before tax	$3,979	$3,470	$9,770	$10,409
Income tax expense(1)	(1,266)	(1,094)	(3,063)	(3,299)
Other direct costs(2)	(550)	(63)	(702)	(202)
Income from discontinued operations, net of tax	2,163	2,313	6,005	6,909
Less: income from discontinued operations attributable to noncontrolling interest, net of tax	1,512	1,318	3,712	3,954
Income from discontinued operations attributable to Monster Worldwide, Inc., net of tax	$651	$995	$2,293	$2,955

(1)	Income tax expense related to the discontinued operation includes tax of JobKorea in addition to allocated corporate tax for all periods presented.

(2)	Other direct costs primarily include direct costs associated with the sale of JobKorea for all periods presented.

The major classes of assets and liabilities held for sale are presented in the following table. All assets and liabilities have been classified as current in the consolidated balance sheet as of September 30, 2015 since the sale of JobKorea was completed on October 13, 2015.

	September 30,	December 31,
	2015	2014
Cash and cash equivalents	$11,534	$22,267
Accounts receivable, net of doubtful accounts of $123 & $122, respectively	3,302	2,954
Property and equipment, net	1,877	2,538
Goodwill	36,797	39,595
Prepaid and other assets	3,262	3,664
Total assets held for sale	$56,772	$71,018
Accounts payable, accrued expenses and other liabilities	$6,591	$4,924
Deferred revenue	3,509	3,088
Total liabilities held for sale	$10,100	$8,012

7.    BUSINESS COMBINATIONS
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications during the nine months ended September 30, 2015.
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$34,124	$—	$34,124
Foreign exchange contracts	—	235	—	235
Total Assets	$—	$34,359	$—	$34,359
Liabilities:
Foreign exchange contracts	$—	$419	$—	$419
Lease exit liabilities	—	—	9,649	9,649
Total Liabilities	$—	$419	$9,649	$10,068
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$60,553	$—	$60,553
Foreign exchange contracts	—	74	—	74
Total Assets	$—	$60,627	$—	$60,627
Liabilities:
Foreign exchange contracts	$—	$265	$—	$265
Lease exit liabilities	—	—	8,515	8,515
Total Liabilities	$—	$265	$8,515	$8,780
We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations, restructuring activities of the Company and consolidation of office facilities and are recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. In the first quarter of 2015, as part of its "Reallocate to Accelerate" program, the Company vacated space in its Bedford, Massachusetts location (see Note 12 - Restructuring and Other Special Charges). In the first quarter of 2014, the Company vacated its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our corporate headquarters in Weston, Massachusetts.
The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Nine months ended September 30,
	2015	2014
Balance, Beginning of Period	$8,515	$12,550
Expense	4,604	6,608
Cash payments and changes in fair value	(3,470)	(8,157)
Balance, End of Period	$9,649	$11,001

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to its 3.50% convertible senior notes due 2019 and borrowings under its revolving credit facilities and term loan (see Note 15 - Long-Term Debt). Our borrowings under our credit facilities approximate fair value due to the debt bearing fluctuating market interest rates. The carrying amounts of the convertible senior notes approximate fair value giving effect for the term of those notes and the effective interest rates.
9.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments
	Nine months ended September 30,
	2015	2014
Beginning balance	$9,245	$63,368
Other comprehensive loss before reclassifications	(7,805)	(29,502)
Amounts reclassified from accumulated other comprehensive income	—	1,819
Net current period change in accumulated other comprehensive income	(7,805)	(27,683)
Ending balance	$1,440	$35,685
Amounts reclassified from accumulated other comprehensive income to income were as follows:

		Nine months ended September 30,
Details about AOCI Components	Affected Line Item in the Statement Where Net Income Is Presented	2015	2014
Foreign currency translation adjustments
Deconsolidation of foreign subsidiaries	Gain on deconsolidation of subsidiaries, net	$—	$1,819
Total reclassifications		$—	$1,819
10.    DECONSOLIDATION OF SUBSIDIARIES
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
11.    INVESTMENTS
Equity Method Investments
The Company accounts for investments through which it holds a noncontrolling interest and has the ability to exert significant influence using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in Income in equity interests, net, in the Company’s consolidated statement of operations. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.
In 2008, the Company acquired a 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"). For the nine months ended September 30, 2014, the Company expended an additional $1,331 for additional working capital requirements relating to CareerOne. The carrying value of the investment was $536 as of September 30, 2014 and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates. On March 31, 2015, the Company sold the majority of its 50% equity interest in CareerOne in an arms-length transaction, leaving the Company with a 10% interest. Total cash received from the transaction was $9,128, and the sale resulted in the recognition of a pre-tax gain of $8,849 in the first quarter of 2015. As a result of the sale, the Company no longer has the ability to exercise significant influence over CareerOne. Therefore, effective March 31, 2015, the remaining 10% interest retained by the Company is being accounted for under the cost method. See Note 16 – Income Taxes for discussion of the tax impact of the transaction.
As discussed in Note 10 – Deconsolidation of Subsidiaries, through January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture in Finland, Eastern Europe and the Baltics with Alma Media. The Company received a dividend of $835 and $199 in the second quarter of 2015 and 2014, respectively, related to this investment. The carrying value of the investment was $18,955 and $22,154 as of September 30, 2015 and 2014, respectively, and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.
Income in equity interests, net are as follows by equity investment:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Alma Career Oy	$249	$168	$720	$518
CareerOne	—	(93)	(399)	(518)
Income in equity interests, net	$249	$75	$321	$—
12.    RESTRUCTURING AND OTHER SPECIAL CHARGES
Reallocate to Accelerate
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s new strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company anticipates additional charges of approximately $1,000 to $2,000 in the remainder of 2015 in connection with this program. The following table displays a roll forward of the restructuring and other special charges and related liability balances associated with the "Reallocate to Accelerate" program:

	Accrual at December 31, 2014	Expense	Cash Payments	Non-Cash Utilization	Accrual at September 30, 2015
Workforce reduction	$—	$18,927	$(13,636)	$—	$5,291
Consolidation of office facilities	—	4,286	(866)	—	3,420
Impairment of assets	—	4,226	—	(4,226)	—
Other costs and professional fees	—	1,348	(440)	—	908
Total	$—	$28,787	$(14,942)	$(4,226)	$9,619

13.    PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	September 30, 2015	December 31, 2014
Capitalized software costs	$174,931	$209,007
Furniture and equipment	15,992	15,464
Leasehold improvements	36,286	40,103
Computer and communications equipment	144,107	152,722
	371,316	417,296
Less: accumulated depreciation	264,028	300,105
Property and equipment, net	$107,288	$117,191
Depreciation expense was $10,416 and $31,684 for the three and nine months ended September 30, 2015, respectively. Depreciation expense was $11,277 and $33,832 for the three and nine months ended September 30, 2014, respectively. During the first quarter of 2014, the Company vacated, and wrote off assets associated with, its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved into our corporate headquarters in Weston, Massachusetts.
14.    FINANCIAL DERIVATIVE INSTRUMENTS
The Company uses forward foreign exchange contracts as cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency inter-company accounts receivable, and significant non-functional currency denominated transactions with third parties.
The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives are as follows:

	September 30, 2015
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	72,282	October 2015	235
Foreign currency exchange forwards	Accrued expenses and other current liabilities	58,393	October 2015	(419)
Total Derivative Instruments		$130,675		$(184)

	December 31, 2014
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,902	January 2015	74
Foreign currency exchange forwards	Accrued expenses and other current liabilities	25,378	January 2015	(265)
Total Derivative Instruments		$41,280		$(191)

The changes in the fair value of our forward contracts are as follows:

	Location of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts	Amount of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts

		Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
Foreign currency exchange forwards	Interest and other, net	$(321)	$(484)	$349	$47
	Discontinued operations	(170)	—	(170)	—
		$(491)	$(484)	$179	$47
15.    LONG-TERM DEBT
Long-term debt, net of discounts where applicable, is summarized as follows:

	September 30, 2015	December 31, 2014
3.50% convertible senior notes due 2019	$143,750	$143,750
Term loan facility	74,000	87,750
Unamortized discount on convertible senior notes	(16,978)	(20,116)
	200,772	211,384
Less: current portion of long-term debt	10,278	9,563
Long-term debt, net, less current portion	$190,494	$201,821
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

The Notes will be convertible at the option of holders only under the following circumstances:

1.
Prior to the business day immediately preceding January 15, 2019, during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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
The Third Amended Credit Agreement partially qualifies as a debt extinguishment in accordance with ASC 470 - Debt. Accordingly, the Company expensed $388 of financing fees classified as a debt extinguishment through interest & other, net during the fourth quarter of 2014. The remaining $3,080 of financing fees is being deferred and amortized through October 2017.
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2,569 payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3,083 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity.
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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the closing date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of September 30, 2015, the Company was in full compliance with its covenants.
At September 30, 2015, the utilized portion of this credit facility was $74,000 in borrowings on the term loan facility, no borrowings on the revolving credit facility, and $89 in outstanding letters of credit. The portion of the term loan that is due within one year is $10,278 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheet. As of September 30, 2015, based on the calculation of the maximum consolidated leverage ratio, $56,908 of the Company’s revolving credit facility was available. At September 30, 2015, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.19%, 3.25% and 0.07%, respectively. As of September 30, 2015, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.45%.
16.    INCOME TAXES
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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets. The tax provision during the nine months ended September 30, 2015 reflects a provision of $1,093 attributable to discrete items, consisting primarily of a net tax benefit of $4,034 due to a loss on our remaining investment in a joint venture in China, net of a tax provision on a gain related to the partial sale of our equity interest in a company located in Australia (see Note 11 - Investments), a provision for increases to tax valuation allowances of $3,726 on tax benefits of losses incurred in certain foreign tax jurisdictions, and a provision of $1,401 for other discrete items. In addition, as a result of the settlement of a tax examination during the quarter ended March 31, 2015, the Company recorded a tax benefit due to the recognition of previously unrecognized tax positions of $10,424 which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6,776. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12,607 which, on a net of tax basis, impacted the effective tax rate by $8,977. In the quarter ended September 30, 2015, as a result of expirations of statutes of limitations, the Company recognized previously unrecognized tax benefits of $2,828, and reversed an asset for recoverable foreign tax benefits of $1,986, resulting in a net tax benefit of $842, which impacted the effective tax rate. The total benefit reflected in the tax provision in the nine months ended September 30, 2015 relating to the recognition of previously unrecognized tax positions, and reversals of accrued interest and penalties thereon, was $16,595. The tax matters relate primarily to the allocation of income among tax jurisdictions.
The tax provision during the nine months ended September 30, 2014 was increased by approximately $5,464 of discrete items, consisting primarily of a tax provision of $5,543 due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 10 - Deconsolidation of Subsidiaries). In addition, as a result of changes to certain estimates relating to determination of unrecognized tax positions during the first quarter of 2014, the Company recognized previously unrecognized tax positions of $350 which, on a net of tax basis, impacted the effective rate by $228. The Company also reversed accrued interest on unrecognized tax positions of $440, which impacted the effective tax rate by $266. The total benefit reflected in the tax provision in the nine months ended September 30, 2014 for these items was $494. The tax matters relate primarily to the allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities. The Company has recently been notified of the commencement of an examination of the year 2013 by the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheets as long-term income taxes payable of $35,561 and $54,636, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4,300 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.
17.    SEGMENT AND GEOGRAPHIC DATA
As of January 1, 2015, the Company changed the composition of its reportable segments to reflect changes in its internal management and reporting structure. The prior period segment information contained below has been restated to reflect the Company’s new operating structure. The Company conducts business in two reportable segments: Careers-North America and Careers-International. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 - Description of Business and Basis of Presentation for a description of our operating segments.

The following tables present the Company’s operations by reportable segment and by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Careers – North America	$119,449	$124,757	$361,685	$378,463
Careers – International	47,633	54,834	146,009	171,794
Revenue	$167,082	$179,591	$507,694	$550,257
Operating Income (Loss)
Careers – North America	$25,739	$21,752	$64,324	$58,929
Careers – International	(8,581)	(10,857)	(34,464)	(29,710)
	17,158	10,895	29,860	29,219
Corporate expenses	(6,325)	(10,863)	(27,974)	(31,534)
Operating Income (Loss)	$10,833	$32	$1,886	$(2,315)
Depreciation and Amortization
Careers – North America	$7,149	$6,927	$21,944	$21,101
Careers – International	3,677	4,595	10,771	13,579
	10,826	11,522	32,715	34,680
Corporate expenses	260	337	970	862
Depreciation and Amortization	$11,086	$11,859	$33,685	$35,542
Restructuring and Other Special Charges
Careers – North America	$752	—	$12,315	$—
Careers – International	2,028	—	14,353	—
Corporate expenses	—	—	2,119	—
Restructuring and Other Special Charges	$2,780	—	$28,787	$—
Revenue by Geographic Region (a)
United States	$116,328	$120,671	$350,804	$365,837
International	50,754	58,920	156,890	184,420
Revenue	$167,082	$179,591	$507,694	$550,257

	September 30,	December 31,
	2015	2014
Long-lived Assets by Geographic Region (b)
United States	$83,344	$89,343
International	23,944	27,848
Total Long-Lived Assets	$107,288	$117,191

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets include property and equipment, net.
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
On or about October 12, 2015, TalentBin, Inc., a subsidiary of the Company, was served with notice of a purported consumer class action for allegedly assembling, scoring and sharing candidate profiles in violation of the Fair Credit Reporting Act and the California Investigative Consumer Reporting Agencies Act.  The lawsuit, entitled Eric Halvorson, et. al., individually and on behalf of all others similarly situated vs. TalentBin, Inc. (Case No. CGC 15 548270), was brought in the Superior Court of the State of California, County of San Francisco. The Plaintiff seeks injunctive relief, monetary damages, pre- and post-judgment interest, statutory penalties of between one hundred dollars and one thousand dollars per violation, punitive damages and other costs and attorney’s fees. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.
Leases
The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at September 30, 2015, excluding discontinued operations:

	Operating Leases	Estimated Sublease Income
2015	$8,889	$254
2016	31,458	3,584
2017	29,106	3,582
2018	26,632	3,548
2019	23,339	3,500
Thereafter	62,286	4,348
	$181,710	$18,816
19.    SUBSEQUENT EVENTS
Leadership Changes
On October 26, 2015, James M. Langrock resigned as Executive Vice President and Chief Financial Officer, effective October 29, 2015. Effective October 29, 2015, Michael B. McGuinness has been appointed as the Company’s Executive Vice President and Chief Financial Officer. Mark C. Stoever has been appointed as the Company’s President, effective October 29, 2015, in addition to his existing role of Chief Operating Officer. Mr. Stoever assumes the role of President from Timothy T. Yates, who remains as the Company’s Chief Executive Officer and a member of the Board of Directors.
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75,000 over a period of 24 months. The Company intends to repurchase shares under the new authorization as a percentage of future generated free cash flow, which can be adjusted periodically. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2015, and the related consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2015 and 2014, and cash flows for the nine-month periods ended September 30, 2015 and 2014 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2015. These interim financial statements are the responsibility of the Company’s management.
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
October 29, 2015

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; risks associated with cuts in government spending; risks relating to our foreign operations; risks relating to the European debt crisis and market perceptions concerning the instability of the euro; our ability to maintain and enhance the value of our brands, particularly Monster; competition; risks related to our new strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, “Item 1A. Risk Factors” of this Form 10-Q.
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
In May 2014, we announced the Company's “All the Jobs, All the People” strategy to drive the business and enhance Monster's competitive position. Our strategy focuses on adding massive scale to our business to expand its total addressable market and the value the Company can provide to customers through a variety of new products, technologies and business models to successfully connect more people with more jobs.
We earned 29% and 31% of our total revenue outside of North America for the quarters ended September 30, 2015 and 2014, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
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
Recent Developments
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75 million over a period of 24 months. The Company intends to repurchase shares under the new authorization as a percentage of future generated free cash flow, which can be adjusted periodically. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.
Sale of Remaining Ownership Stake in JobKorea
On September 28, 2015, the Company entered into an agreement to sell its 50.01% ownership position in JobKorea Ltd. (“JobKorea”), its wholly owned subsidiary in South Korea, to H&Q Korea for KRW 101 billion, or approximately $85 million. The transaction closed on October 13, 2015. The sale of Monster's remaining stake in JobKorea is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, have now been reclassified as discontinued operations for all periods presented.
Reallocate to Accelerate
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company recognized a pre-tax charge of $28.8 million in the first nine months of 2015 as a result of these initiatives, and anticipates additional charges of approximately $1 million to $2 million in the remainder of 2015 in connection with this program.
CareerOne
On March 31, 2015, the Company sold the majority of its 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"), leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the first quarter of 2015.
Leadership Changes
On October 26, 2015, James M. Langrock resigned as Executive Vice President and Chief Financial Officer, effective October 29, 2015. Effective October 29, 2015, Michael B. McGuinness has been appointed as the Company’s Executive Vice President and Chief Financial Officer. Mark C. Stoever has been appointed as the Company’s President, effective October 29, 2015, in addition to his existing role of Chief Operating Officer. Mr. Stoever assumes the role of President from Timothy T. Yates, who remains as the Company’s Chief Executive Officer and a member of the Board of Directors. On April 20, 2015, Paul Forte joined Monster as Executive Vice President, North America Sales.
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

RESULTS OF OPERATIONS
Consolidated operating results as a percentage of revenue are as follows (excluding discontinued operations):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Salaries and related	47.8%	53.3%	50.1%	53.0%
Office and general	26.1%	28.1%	25.9%	27.7%
Marketing and promotion	18.0%	18.6%	17.9%	19.7%
Restructuring and other special charges	1.7%	—%	5.7%	—%
Total operating expenses	93.5%	100.0%	99.6%	100.4%
Operating income (loss)	6.5%	—%	0.4%	(0.4)%
Gain on partial sale of equity method investment	—%	—%	1.7%	—%
Gain on deconsolidation of subsidiaries, net	—%	—%	—%	2.1%
Interest and other, net	(2.2)%	(1.1)%	(2.0)%	(0.9)%
Income (loss) before income taxes and income in equity interests	4.3%	(1.1)%	0.1%	0.8%
(Benefit from) provision for income taxes	(1.4)%	0.5%	(2.9)%	1.3%
Income in equity interests, net	0.1%	—%	0.1%	—%
Income (loss) from continuing operations	5.8%	(1.5)%	3.0%	(0.5)%
The Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Consolidated Revenue, Operating Expenses, Operating Income and EBITDA
Consolidated revenue, operating expenses, operating income and EBITDA are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended September 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$167,082	100.0%	$179,591	100.0%	$(12,509)	(7.0)%
Salaries and related	79,787	47.8%	95,800	53.3%	(16,013)	(16.7)%
Office and general	43,638	26.1%	50,376	28.1%	(6,738)	(13.4)%
Marketing and promotion	30,044	18.0%	33,383	18.6%	(3,339)	(10.0)%
Restructuring and other special charges	2,780	1.7%	—	—%	2,780	na
Total operating expenses	156,249	93.5%	179,559	100.0%	(23,310)	(13.0)%
Operating income	$10,833	6.5%	$32	—%	$10,801	33,753.1%
EBITDA	$25,287	15.1%	$18,503	10.3%	$6,784	36.7%
Adjusted EBITDA	$28,067	16.8%	$19,383	10.8%	$8,684	44.8%
Our consolidated revenue decreased by $12.5 million (7.0%, 2.6% on a constant currency basis) in the third quarter of 2015 compared to the same period of 2014. Our Careers-North America segment experienced a decrease of $5.3 million (4.3%) primarily due to declines in the mid-market, internet advertising, and enterprise verticals, partially offset by growth in our staffing and government verticals. Our Careers-International segment decreased $7.2 million (13.1%, increase of 0.2% on a constant currency basis). The revenue growth at constant currency was due to increases in India, Germany and Italy, partially offset by declines in France, Sweden, Austria and Switzerland, as we continue to experience economic and competitive headwinds in these countries.

Salaries and related expenses decreased $16.0 million (16.7%, 12.5% on a constant currency basis) in the third quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs and decreased stock based compensation as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Office and general expenses decreased $6.7 million (13.4%, 10.5% on a constant currency basis) in the third quarter of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased occupancy costs and professional fees.
Marketing and promotion expenses decreased $3.3 million (10.0%, 4.4% on a constant currency basis) in the third quarter of 2015 compared to the same period of 2014. During the third quarter, the Company was able to reduce marketing spend while driving quality traffic.
We incurred $2.8 million of restructuring and other special charges in the third quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our consolidated operating income was $10.8 million in the third quarter of 2015, compared to break-even in the third quarter of 2014, as a result of the factors discussed above.
Our consolidated EBITDA and Adjusted EBITDA were $25.3 million and $28.1 million in the third quarter of 2015, respectively, compared to consolidated EBITDA and Adjusted EBITDA of $18.5 million and $19.4 million in the same period of 2014, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating income to EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended September 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$119,449	100.0%	$124,757	100.0%	$(5,308)	(4.3)%
Salaries and related	50,564	42.3%	55,589	44.6%	(5,025)	(9.0)%
Office and general	25,616	21.4%	27,683	22.2%	(2,067)	(7.5)%
Marketing and promotion	16,778	14.0%	19,733	15.8%	(2,955)	(15.0)%
Restructuring and other special charges	752	0.6%	—	—%	752	na
Total operating expenses	93,710	78.5%	103,005	82.6%	(9,295)	(9.0)%
Operating income	$25,739	21.5%	$21,752	17.4%	$3,987	18.3%
Our Careers-North America segment revenue decreased $5.3 million (4.3%) in the third quarter of 2015 compared to the same period of 2014. The decrease in the Careers-North America segment is primarily due to declines in the mid-market, internet advertising, and enterprise verticals, partially offset by growth in our staffing and government verticals. We continue to focus on adoption of our core and strategic product offering while optimizing sales execution.
Salaries and related expenses decreased $5.0 million (9.0%) in the third quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $3.6 million of decreased regular salary and other headcount related costs and decreased stock based compensation costs related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Office and general expenses decreased $2.1 million (7.5%) in the third quarter of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from $1.2 million of decreased occupancy costs and $0.7 million of decreased professional fees.
Marketing and promotion expenses decreased $3.0 million (15.0%) in the third quarter of 2015 compared to the same period of 2014. During the third quarter, the Company was able to reduce marketing spend while driving quality traffic.

Our Careers-North America segment incurred $0.8 million of restructuring and other special charges in the third quarter of 2015, comprised mainly of lease exit costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-North America segment's operating income was $25.7 million in the third quarter of 2015, compared to operating income of $21.8 million in the third quarter of 2014, as a result of the factors described above.
Careers-International
The operating results of our Careers - International segment are as follows (excluding discontinued operations) (dollars in thousands):

	Three months ended September 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$47,633	100.0%	$54,834	100.0%	$(7,201)	(13.1)%
Salaries and related	26,480	55.6%	33,979	62.0%	(7,499)	(22.1)%
Office and general	14,433	30.3%	18,153	33.1%	(3,720)	(20.5)%
Marketing and promotion	13,273	27.9%	13,559	24.7%	(286)	(2.1)%
Restructuring and other special charges	2,028	4.3%	—	—%	2,028	na
Total operating expenses	56,214	118.0%	65,691	119.8%	(9,477)	(14.4)%
Operating loss	$(8,581)	(18.0)%	$(10,857)	(19.8)%	$2,276	(21.0)%
Our Careers-International segment revenue decreased $7.2 million (13.1%, increase of 0.2% on a constant currency basis) in the third quarter of 2015 compared to the same period of 2014 with Europe decreasing 14.5% (0.3% on a constant currency basis), and Asia decreasing 4.6% (increase of 3.4% on a constant currency basis). The revenue declines in Europe at constant currency primarily related to France, Sweden, Austria and Switzerland, partially offset by increases in Germany, the Netherlands and Italy. We continue to encounter market and competitive headwinds in Europe and are focused on improving sales execution and adoption of our product offerings. In Asia, India continues to perform well with year over year revenue growth on a constant currency basis.
Salaries and related expenses decreased $7.5 million (22.1%, 12.1% on a constant currency basis) in the third quarter of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $3.4 million in decreased regular salary and other headcount related costs, on a constant currency basis, related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015, and a currency impact reducing salary and related expenses by $3.4 million.
Office and general expenses decreased $3.7 million (20.5%, 14.0% on a constant currency basis) in the third quarter of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased depreciation expense and occupancy costs, on a constant currency basis, of $0.7 million and $0.8 million, respectively, and a currency impact reducing office and general expenses by $1.2 million.
Marketing and promotion expenses decreased $0.3 million (2.1%, increase of 10.8% on a constant currency basis) in the third quarter of 2015 compared to the same period of 2014. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.
Our Careers-International segment incurred $2.0 million of restructuring and other special charges in the third quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-International operating loss was $8.6 million in the third quarter of 2015, compared to an operating loss of $10.9 million in the third quarter of 2014, as a result of the factors discussed above.

Interest and other, net
Interest and other, net, for the three months ended September 30, 2015 and 2014 resulted in an expense of $3.7 million and $1.9 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, and interest income associated with the Company’s various investments and foreign currency gains or losses.
Income Taxes
Income taxes are as follows (dollars in thousands):

	Three months ended September 30,
	2015	2014	Change in Dollars	Percentage Change
Income (loss) before income taxes and income in equity interests	$7,159	$(1,898)	$9,057	(477.2)%
(Benefit from) provision for income taxes	$(2,361)	$841	$(3,202)	(380.7)%
Effective tax rate	(33.0)%	(44.3)%
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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, and the effect of valuation allowances on deferred tax assets. While we are profitable in domestic markets, due to continued weakness in certain international markets, particularly Europe, we continue to incur losses in jurisdictions with tax rates lower than the United States, or losses for which full valuation allowances are recorded on deferred tax benefits. Accordingly, our effective tax rate is generally higher relative to the statutory rate of 35%.

During the quarter ended September 30, 2015, due to expirations of statute of limitations, the tax provision was reduced by $0.8 million due to recognition of a tax benefit for previously unrecognized tax positions. In addition, the Company realized a tax benefit of $8.9 million due to a loss on our remaining investment in a joint venture in China.
The Company is currently under examination by several domestic and international tax authorities. The Company has recently been notified of the commencement of an examination of the year 2013 by the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $35.6 million and $54.6 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4.3 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
Income in equity interests, net
Income in equity interests, net, for the three months ended September 30, 2015 was $0.2 million compared to $0.1 million for the same period of 2014. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. See Note 10 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Through March 31, 2015, the Company had a 50% interest in a company in Australia. On March 31, 2015, the Company sold the majority of its interest, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exercise significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method. See Note 11 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintained a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On September 28, 2015, the Company entered into an agreement to sell its remaining 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85 million. The noncontrolling interest’s share of net income was $1.5 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively.
Income from discontinued operations, net of tax
As discussed above, the Company entered into an agreement to sell its remaining 50.01% ownership position in JobKorea to H&Q Korea in September 2015. The sale closed on October 13, 2015, and is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. For the three months ended September 30, 2015 and 2014, the Company reported income from discontinued operations, net of tax, of $2.2 million and $2.3 million, respectively. See Note 6 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Net income (loss) attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net income was $11.9 million for the three months ended September 30, 2015, compared to a loss of $0.4 million for the same period of 2014. Net income attributable to Monster Worldwide, Inc. was $10.4 million for the three months ended September 30, 2015, compared to a net loss of $1.7 million for the same period of 2014.
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.
Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.11 for the three months ended September 30, 2015, compared to a loss per share of $0.02 for the same period of 2014. Diluted earnings per share from continuing operations was $0.10 for the three months ended September 30, 2015, compared to a loss per share from continuing operations of $0.03 for the same period of 2014. Diluted weighted average shares outstanding for the three months ended September 30, 2015 and 2014 was 96.8 million shares and 86.6 million shares, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
EBITDA is defined as operating income or loss before depreciation and amortization, non-cash compensation expense, non-cash impairment charges, and non-cash costs incurred with the Company’s restructuring programs. Adjusted EBITDA is defined as EBITDA plus costs incurred relating to the Company's restructuring programs.
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

A reconciliation of operating income to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Three months ended September 30,
	2015	2014
Operating income	$10,833	$32
Depreciation expense	10,416	11,277
Stock based compensation expense	3,368	6,612
Amortization of intangibles	670	582
EBITDA	25,287	18,503
Facilities costs(1)	—	880
Restructuring and other special charges(2)	2,780	—
Adjusted EBITDA	$28,067	$19,383

(1)
The Company incurred $0.9 million of charges associated with exited facilities in the third quarter of 2014. The charge related to facility charges associated with the consolidation of multiple offices into the Company’s corporate headquarters in Weston, Massachusetts.

(2)
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The "Reallocate to Accelerate" initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company incurred $2.8 million of restructuring costs during the third quarter of 2015 related to this program.

The Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Consolidated Revenue, Operating Expenses, Operating Income (Loss) and EBITDA
Consolidated revenue, operating expenses, operating income (loss) and EBITDA are as follows (excluding discontinued operations) (dollars in thousands):

	Nine months ended September 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$507,694	100.0%	$550,257	100.0%	$(42,563)	(7.7)%
Salaries and related	254,500	50.1%	291,868	53.0%	(37,368)	(12.8)%
Office and general	131,430	25.9%	152,196	27.7%	(20,766)	(13.6)%
Marketing and promotion	91,091	17.9%	108,508	19.7%	(17,417)	(16.1)%
Restructuring and other special charges	28,787	5.7%	—	—%	28,787	na
Total operating expenses	505,808	99.6%	552,572	100.4%	(46,764)	(8.5)%
Operating income (loss)	$1,886	0.4%	$(2,315)	(0.4)%	$4,201	(181.5)%
EBITDA	$51,183	10.1%	$56,775	10.3%	$(5,592)	(9.8)%
Adjusted EBITDA	$77,744	15.3%	$64,004	11.6%	$13,740	21.5%
Our consolidated revenue decreased by $42.6 million (7.7%, 3.0% on a constant currency basis) in the first nine months of 2015 compared to the same period of 2014. Our Careers-North America segment experienced a decrease of $16.8 million (4.4%) primarily due to declines in the government, mid-market and enterprise verticals, partially offset by growth in the staffing and small business verticals. Our Careers-International segment decreased $25.8 million (15.0%, 0.9% on a constant currency basis).
Salaries and related expenses decreased $37.4 million (12.8%, 8.2% on a constant currency basis) in the first nine months of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs and decreased stock based compensation as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. These decreases were partially offset by a final separation charge of $2.0 million relating to the resignation of the Company’s former Chief Executive Officer in the second quarter of 2015.

Office and general expenses decreased $20.8 million (13.6%, 10.5% on a constant currency basis) in the first nine months of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased occupancy costs resulting from charges for exited facilities in North America recognized in the first quarter of 2014 which were not recognized in the first nine months of 2015, and decreased professional fees and depreciation expense.
Marketing and promotion expenses decreased $17.4 million (16.1%, 10.3% on a constant currency basis) in the first nine months of 2015 compared to the same period of 2014. During the first nine months of 2015, the Company was able to significantly reduce marketing spend while driving quality traffic, in addition to delivering a highly impactful campaign focused on Millennials.
We incurred $28.8 million of restructuring and other special charges in the first nine months of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our consolidated operating income was $1.9 million in the first nine months of 2015, compared to an operating loss of $2.3 million in the same period of 2014, as a result of the factors discussed above.
Our consolidated EBITDA and Adjusted EBITDA were $51.2 million and $77.7 million in the first nine months of 2015, respectively, compared to consolidated EBITDA and Adjusted EBITDA of $56.8 million and $64.0 million, in the same period of 2014, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our operating (loss) income to EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Nine months ended September 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$361,685	100.0%	$378,463	100.0%	$(16,778)	(4.4)%
Salaries and related	155,192	42.9%	169,032	44.7%	(13,840)	(8.2)%
Office and general	78,063	21.6%	86,088	22.7%	(8,025)	(9.3)%
Marketing and promotion	51,791	14.3%	64,414	17.0%	(12,623)	(19.6)%
Restructuring and other special charges	12,315	3.4%	—	—%	12,315	na
Total operating expenses	297,361	82.2%	319,534	84.4%	(22,173)	(6.9)%
Operating income	$64,324	17.8%	$58,929	15.6%	$5,395	9.2%
Our Careers-North America segment revenue decreased $16.8 million (4.4%) in the first nine months of 2015 compared to the same period of 2014. The decrease in the Careers-North America segment is primarily due to declines in the government, mid-market and enterprise verticals, partially offset by growth in the staffing and small business verticals.
Salaries and related expenses decreased $13.8 million (8.2%) in the first nine months of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $10.2 million of decreased regular salary and other headcount related costs related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Office and general expenses decreased $8.0 million (9.3%) in the first nine months of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from $5.9 million of decreased occupancy costs.

Marketing and promotion expenses decreased $12.6 million (19.6%) in the first nine months of 2015 compared to the same period of 2014. During the first nine months of 2015, the Company was able to significantly reduce marketing spend while driving quality traffic, in addition to delivering a highly impactful campaign focused on Millennials.
Our Careers-North America segment incurred $12.3 million of restructuring and other special charges in the first nine months of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-North America segment's operating income was $64.3 million in the first nine months of 2015, compared to operating income of $58.9 million in the same period of 2014, as a result of the factors described above.
Careers-International
The operating results of our Careers-International segment are as follows (excluding discontinued operations) (dollars in thousands):

	Nine months ended September 30,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$146,009	100.0%	$171,794	100.0%	$(25,785)	(15.0)%
Salaries and related	83,392	57.1%	103,925	60.5%	(20,533)	(19.8)%
Office and general	43,437	29.7%	53,595	31.2%	(10,158)	(19.0)%
Marketing and promotion	39,291	26.9%	43,984	25.6%	(4,693)	(10.7)%
Restructuring and other special charges	14,353	9.8%	—	—%	14,353	na
Total operating expenses	180,473	123.6%	201,504	117.3%	(21,031)	(10.4)%
Operating loss	$(34,464)	(23.6)%	$(29,710)	(17.3)%	$(4,754)	16.0%
Our Careers-International segment revenue decreased $25.8 million (15.0%, 0.9% on a constant currency basis) in the first nine months of 2015 compared to the same period of 2014 with Europe decreasing 17.0% (1.5% on a constant currency basis), and Asia decreasing 2.2% (increase of 3.3% on a constant currency basis). The revenue declines in Europe at constant currency primarily related to France, the Netherlands and Sweden. In Asia, India continues to perform well experiencing year over year revenue growth on both an actual and constant currency basis.
Salaries and related expenses decreased $20.5 million (19.8%, 8.4% on a constant currency basis) in the first nine months of 2015 compared to the same period of 2014. This decrease in salaries and related expenses resulted primarily from $7.3 million in decreased regular salary and other headcount related costs, on a constant currency basis, related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015, and a currency impact reducing salary and related expenses by $11.8 million.
Office and general expenses decreased $10.2 million (19.0%, 11.7% on a constant currency basis) in the first nine months of 2015 compared to the same period of 2014. This decrease in office and general expenses resulted primarily from decreased depreciation expense and occupancy costs, on a constant currency basis, of $2.2 million and $1.8 million, respectively, and a currency impact reducing office and general expenses by $3.9 million.
Marketing and promotion expenses decreased $4.7 million (10.7%; increase of 2.9% on a constant currency basis) in the first nine months of 2015 compared to the same period of 2014. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.
Our Careers-International segment incurred $14.4 million of restructuring and other special charges in the first nine months of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-International operating loss was $34.5 million in the first nine months of 2015, compared to an operating loss of $29.7 million in the same period of 2014, as a result of the factors discussed above.

Interest and other, net
Interest and other, net, for the nine months ended September 30, 2015 and 2014 resulted in an expense of $10.3 million and $5.1 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, and interest income associated with the Company’s various investments and foreign currency gains or losses.
Gain on partial sale of equity method investment
During the first quarter of 2015, the Company sold the majority of its 50% interest in a company located in Australia, leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the first nine months of 2015. See Note 11 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Gain on deconsolidation of subsidiaries, net
During the first quarter of 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 10 - Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Income Taxes
Income taxes are as follows (dollars in thousands):

	Nine months ended September 30,
	2015	2014	Change in Dollars	Percentage Change
Income before income taxes and income in equity interests	$446	$4,390	$(3,944)	(89.8)%
(Benefit from) provision for income taxes	$(14,487)	$6,915	$(21,402)	(309.5)%
Effective tax rate	na	157.5%
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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, accrual of United States residual tax on earnings that are not indefinitely reinvested and the effect of valuation allowances on deferred tax assets. While we are profitable in domestic markets, due to continued weakness in certain international markets, particularly Europe, we continue to incur losses in jurisdictions with tax rates lower than the United States, or losses for which full valuation allowances are recorded on deferred tax benefits. Accordingly, our effective tax rate is generally higher relative to the statutory rate of 35%.

The tax provision during the nine months ended September 30, 2015 was increased by approximately $1.1 million of discrete items, consisting primarily of a net tax benefit of $4.0 million due to a loss on our remaining investment in a joint venture in China, net of a tax provision on a gain related to the partial sale of our equity interest in a company located in Australia (see Note 11 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q), a provision of $3.7 million due to increases to tax valuation allowances on operating losses in certain foreign tax jurisdictions, and a provision of $1.4 million for other discrete items. In addition, as a result of settlement of a tax examination during the first quarter of 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10.4 million which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6.8 million. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12.6 million which, on a net of tax basis, impacted the effective tax rate by $9.0 million. In the quarter ended September 30, 2015, as a result of expirations of statutes of limitations, the Company recognized previously unrecognized tax benefits of $2.8 million, and reversed an asset for recoverable foreign tax benefits of $2.0 million, resulting in a net tax benefit of $0.8 million, which impacted the effective tax rate. The total benefit reflected in the tax provision in the nine months ended September 30, 2015 relating to recognition of previously unrecognized tax benefits was $16.6 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The tax provision during the nine months ended September 30, 2014 was increased by approximately $5.5 million of discrete items, consisting primarily of a tax provision of $5.5 million due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 10 - Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). In addition, as a result of changes to certain estimates relating to determination of unrecognized tax positions during the first quarter of 2014, the Company recognized previously unrecognized tax positions of $0.4 million which, on a net of tax basis, impacted the effective rate by $0.2 million. The Company also reversed accrued interest on unrecognized tax positions of $0.4 million, which impacted the effective tax rate by $0.3 million. The total benefit reflected in the tax provision in the nine months ended September 30, 2014 for these items was $0.5 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities. The Company has recently been notified of the commencement of an examination of the year 2013 by the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $35.6 million and $54.6 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4.3 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.
Income in equity interests, net
Income in equity interests, net, for the nine months ended September 30, 2015 was $0.3 million compared to break-even for the same period of 2014. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. See Note 10 – Deconsolidation of Subsidiaries in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Through March 31, 2015, the Company had a 50% interest in a company in Australia. On March 31, 2015, the Company sold the majority of its interest, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exercise significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method. See Note 11 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintains a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On September 28, 2015, the Company entered into an agreement to sell its remaining 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85 million. The noncontrolling interest’s share of net income was $3.7 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively.
Income from discontinued operations, net of tax
As discussed above, the Company entered into an agreement to sell its remaining 50.01% ownership position in JobKorea to H&Q Korea in September 2015. The sale closed on October 13, 2015, and is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. For the nine months ended September 30, 2015 and 2014, the Company reported income from discontinued operations, net of tax, of $6.0 million and $6.9 million, respectively. See Note 6 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Net income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net income was $21.3 million for the nine months ended September 30, 2015, compared to $4.4 million for the same period of 2014. Net income attributable to Monster Worldwide, Inc. was $17.5 million for the nine months ended September 30, 2015, compared to $0.4 million for the same period of 2014.
Diluted earnings per share attributable to Monster Worldwide, Inc.
Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.19 for the nine months ended September 30, 2015, compared to break-even for the same period of 2014. Diluted earnings per share from continuing operations was $0.16 for the nine months ended September 30, 2015, compared to a loss per share from continuing operations of $0.03 for the same period of 2014. Diluted weighted average shares outstanding for the nine months ended September 30, 2015 and 2014 was 94.6 million shares and 88.2 million shares, respectively.
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
A reconciliation of operating income (loss) to EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Nine months ended September 30,
	2015	2014
Operating income (loss)	$1,886	$(2,315)
Depreciation expense	31,684	33,832
Stock based compensation expense	11,386	23,548
Amortization of intangibles	2,001	1,710
Restructuring non-cash expenses(1)	4,226	—
EBITDA	51,183	56,775
Facilities costs(2)	—	7,229
Separation charges(3)	2,000	—
Restructuring and other special charges, less non-cash items(1)	24,561	—
Adjusted EBITDA	$77,744	$64,004

(1)
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The "Reallocate to Accelerate" initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company incurred $28.8 million of restructuring costs during the first nine months of 2015 related to this program (including $4.2 million of non-cash expenses).

(2)
The Company incurred $7.2 million of charges associated with exited facilities in the first nine months of 2014. The majority of these charges related to facility charges associated with the consolidation of multiple offices into the Company’s corporate headquarters in Weston, Massachusetts.

(3)	The Company incurred $2.0 million of separation charges during the second quarter of 2015 in connection with the resignation of the Company's former Chief Executive Officer.
FINANCIAL CONDITION
The following tables detail our cash and cash equivalents, including discontinued operations (dollars in thousands):

	September 30,	December 31,	Change in
	2015	2014	Dollars	Percentage
Cash and cash equivalents - continuing operations	$88,389	$72,030	$16,359	22.7%
Cash and cash equivalents - discontinued operations	11,534	22,267	(10,733)	(48.2)%
Cash and cash equivalents	$99,923	$94,297	$5,626	6.0%
Percentage of total assets	8.8%	7.7%
As of September 30, 2015, we had cash and cash equivalents of $99.9 million compared to $94.3 million as of December 31, 2014. Our increase in cash and cash equivalents of $5.6 million in the first nine months of 2015 primarily resulted from $55.1 million of cash provided by operating activities (including $10.1 million of cash provided by operating activities related to discontinued operations), $9.1 million of cash received from the sale of a partial equity interest in CareerOne Pty Limited ("CareerOne"), partially offset by $21.6 million of capital expenditures, $8.0 million of tax withholdings related to vesting of stock awards, $13.8 million of payments on borrowings on our term loan and $2.3 million of payments for legal fees for defense of our patents, a $10.0 million distribution paid to the minority shareholder in our South Korean subsidiary, H&Q Korea, and a $3.4 million unfavorable impact of currency on cash and cash equivalents.
Cash Flows
Consolidated cash flows for the nine months ended September 30, 2015 and 2014 are as follows, including discontinued operations (dollars in thousands):

	Nine months ended September 30,		Change in
	2015	2014	Dollars	Percentage
Net cash provided by operating activities	$55,090	$55,744	$(654)	(1.2)%
Net cash used for investing activities	$(13,133)	$(68,461)	$(55,328)	(80.8)%
Net cash (used for) provided by financing activities	$(32,917)	$5,419	$(38,336)	(707.4)%
Effects of exchange rates on cash	$(3,414)	$(907)	$(2,507)	(276.4)%
Cash provided by operating activities was $55.1 million for the nine months ended September 30, 2015, a decrease of $0.7 million from the $55.7 million of cash provided by operating activities for the nine months ended September 30, 2014. This decrease resulted primarily from decreased cash flows of $8.2 million relating to working capital items, partially offset by an increase of $7.6 million in net income when removing the impact of non-cash items and the gain of $8.8 million related to the sale of a partial equity interest in CareerOne. Included in cash provided by operating activities is $10.1 million and $7.1 million of cash provided by operating activities related to discontinued operations for the nine months ended September 30, 2015 and 2014, respectively.
Cash used for investing activities was $13.1 million for the nine months ended September 30, 2015, a decrease of $55.3 million from cash used for investing activities of $68.5 million for the nine months ended September 30, 2014. This decrease resulted primarily from $27.0 million of payments for acquisitions, net of cash acquired, in the first quarter of 2014, $6.5 million of cash contributed in connection with our joint venture with Alma Media in the first quarter of 2014, $9.1 million of cash received in the first quarter of 2015 from the sale of a partial equity interest in CareerOne, decreased capital expenditures of $9.2 million during the first nine months of 2015, and decreased payments for legal fees for defense of our patents of $0.7 million in the first nine months of 2015. Included in cash used for investing activities is $0.2 million and $0.3 million of cash used for investing activities related to discontinued operations for the nine months ended September 30, 2015 and 2014, respectively.
Cash used for financing activities was $32.9 million for the nine months ended September 30, 2015, a decrease of $38.3 million from cash provided by financing activities of $5.4 million for the nine months ended September 30, 2014. This decrease resulted primarily from decreased net new borrowings on our term loan and credit facilities of $79.1 million, partially offset by no share repurchases in the first half of 2015 versus repurchases of $52.1 million in the first nine months of 2014, $7.0 million of increased distributions paid to the minority shareholder in our South Korean subsidiary during the first nine months of 2015, and $3.0 million of increased tax withholdings related to vesting of stock awards in the first nine months of 2015.
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions, (iv) capital expenditures; and (v) share repurchases.

During recent periods we have met our liquidity needs primarily through funds provided by operating activities, borrowings under our credit facility and the issuance of convertible notes. We invest our excess cash predominantly in bank time deposits, bank money market deposit accounts, and bankers' acceptances that mature within three months of their origination date. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2.6 million payable on each of December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016, $3.1 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement were used to refinance the obligations under the Second Amended Credit Agreement and for general corporate purposes.

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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of September 30, 2015, the Company was in full compliance with its covenants.
As of September 30, 2015, based on the maximum allowed consolidated leverage, $56.9 million of the Company’s revolving credit facility was available under the Third Amended Credit Agreement.
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
See Note 15 – Long-Term Debt in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for additional details.
Income Taxes
The Company has significant operations outside the United States. The total amount of cash offshore is approximately $75.0 million, all of which is in subsidiaries for which the Company maintains the indefinite reinvestment assertion.
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
On September 28, 2015, the Company entered into an agreement to sell its remaining 50.01% ownership position in our South Korean subsidiary for KRW 101,010 million, or approximately $85.0 million. All of the proceeds are held in the United States. See Note 6 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Thus far in 2015, the Company has received net tax refunds of $2.1 million for domestic and international income taxes relating to our continuing operations. We expect to utilize our tax loss and tax credit carryovers to offset most cash tax obligations of our continuing operations in 2015. We expect to have cash tax liabilities in certain jurisdictions in which we pay taxes on a quarterly basis.
Restructuring Activities
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s "All the Jobs, All the People" strategy. The initiatives include a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company recognized a pre-tax charge of $28.8 million during the first nine months of 2015 as a result of these initiatives, and anticipates additional charges of approximately $1 million to $2 million in the remainder of 2015 in connection with this program.
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
Share Repurchase Plan
On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200 million which expired on April 30, 2015. No share repurchases were made during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company repurchased 7.1 million shares for a total of $51.9 million, excluding commissions, at an average price of $7.29 per share. Since the inception of this repurchase program, the Company repurchased 27.7 million shares for a total of $158.7 million, excluding commissions, at an average price of $5.73 per share.
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
Fair Value Measurements
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to its 3.50% convertible senior notes due 2019 and borrowings under its revolving credit facilities and term loan. Our borrowings under our credit facilities approximate fair value due to the debt bearing fluctuating market interest rates. The carrying amounts of the convertible senior notes approximate fair value giving effect for the term of those notes and the effective interest rates.
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
Equity Investments
Gains and losses in equity interest for the three and nine months ended September 30, 2015 and 2014, resulting from our equity method investments in Alma Career Oy and CareerOne Pty Limited, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
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
Foreign Exchange Risk
During the three months ended September 30, 2015, revenue from our international operations accounted for 30% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are the Euro, British Pound, Swedish Króna, and Indian Rupee. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our inter-company balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of inter-company balances. The effect of changes in foreign exchange rates in the three months ended September 30, 2015 negatively impacted our revenue by approximately $7.9 million and a negative impact of $0.3 million on reported operating income, compared to the three months ended September 30, 2014.
We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds of our continuing operations at September 30, 2015 of $74.3 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $3.7 million, $7.4 million and $14.9 million, respectively.
We use forward foreign exchange contracts as cash flow hedges to offset risks related to certain foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated accounts receivable, non-functional currency denominated accounts payable and significant non-functional currency denominated transactions with third parties. We do not enter into derivative financial instruments for trading purposes.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended September 30, 2015, our cumulative translation adjustment account decreased by $1.7 million, attributable to net foreign currency movements, primarily of changes in the U.S. dollar against the Indian Rupee.
Interest Rate Risk
Credit Facilities
As of September 30, 2015, our debt was partly comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during the third quarter of 2015, we would have had $174.0 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.4 million for the three months ended September 30, 2015. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on September 30, 2015, we would have had $74.0 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.2 million for the three months ended September 30, 2015. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in bank time deposits, bank money market deposit accounts, top sovereign, regional, national and supra-national bank commercial paper, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of September 30, 2015 would have changed pretax earnings by approximately $0.2 million for the three months ended September 30, 2015.

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
There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On or about October 12, 2015, TalentBin, Inc., a subsidiary of the Company, was served with notice of a purported consumer class action for allegedly assembling, scoring and sharing candidate profiles in violation of the Fair Credit Reporting Act and the California Investigative Consumer Reporting Agencies Act.  The lawsuit, entitled Eric Halvorson, et. al., individually and on behalf of all others similarly situated vs. TalentBin, Inc. (Case No. CGC 15 548270), was brought in the Superior Court of the State of California, County of San Francisco.  The Plaintiff seeks injunctive relief, monetary damages, pre- and post-judgment interest, statutory penalties of between $100 and $1,000 per violation, punitive damages and other costs and attorney’s fees.  The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except the following updated risk factor:
Concerns relating to our compliance with applicable data protection laws and regulations could damage our reputation and deter current and potential customers, job seekers and other Internet users from using our products and services and subject us to fines.
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
On October 6, 2015, the European Court of Justice issued a ruling that immediately invalidated the Unites States-European Union Safe Harbor Framework, a privacy protection mechanism that facilitated personal data transfers to the United States in compliance with the European Commission’s Directive on Data Protection. As a global company with headquarters in the United States, the operation of our business involves the transfer of EU citizens’ personal information to the United States. While we believe we remain in compliance with EU law regarding the transfer of personal data to the United States notwithstanding the recent ruling by the European Court of Justice, there is significant regulatory uncertainty surrounding the future of data transfers from the European Union to the United States.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this report:

Exhibit Number	Description

10.1
Unit Purchase Agreement, dated as of September 28, 2015, by and among Jupiter Holdings Co., Ltd, Monster Worldwide, Inc. and KJB Holding Corp. - Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael B. McGuinness pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael B. McGuinness pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated:	October 29, 2015
		By:	/S/ TIMOTHY T. YATES
Timothy T. Yates
Chief Executive Officer (principal executive officer)

Dated:	October 29, 2015
		By:	/S/ MICHAEL B. MCGUINNESS
Michael B. McGuinness
Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Unit Purchase Agreement, dated as of September 28, 2015, by and among Jupiter Holdings Co., Ltd, Monster Worldwide, Inc. and KJB Holding Corp. - Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael B. McGuinness pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael B. McGuinness pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.