Form 10-K
period 2015-12-31
MONSTER WORLDWIDE, INC.
filed 2016-02-11
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $591,129,070 as of June 30, 2015, the last business day of the registrant’s second fiscal quarter of 2015.
As of January 31, 2016, there were 89,909,167 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

Special Note About Forward-Looking Statements
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) makes forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; competition; risks relating to our foreign operations; our ability to maintain and enhance the value of our brands, particularly Monster; risks related to our new strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; risks associated with cuts in government spending; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “Item 1A. Risk Factors” of this report.
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
Our Strategy
In May 2014, Monster revealed a new strategy to drive the business forward and enhance its competitive position. This “All the Jobs, All the People” approach encapsulates and contemporizes Monster’s historic purpose of bringing humanity and opportunity to the job market, to enhance lives, business and communities around the world. Monster continues to focus on its mission to create and deliver the best recruiting media, technologies and platforms for connecting people and jobs. “All the Jobs, All the People” is a way to approach this mission at scale.
Today, Monster aims to fulfill the needs of individuals by providing them with the best tools to find and connect with new job opportunities. Seekers can search job advertisements and post their resumes for free on all of our career websites and mobile applications. We support our employer customers' recruitment and talent management needs by providing a comprehensive suite of solutions to attract, engage and convert talent to fulfill against their individual business goals. Employer customers pay for the ability to advertise available jobs and recruitment related services; search and connect with users in our resume database or in social profile databases; and access other career-related services.
The three pillars of our "All the Jobs, All the People” strategy are Monster Reach, Monster Connections, and Monster Solutions. Together they support the goals we are working to achieve and align with the needs of individuals and employers.
Monster Reach is focused on providing access to the broadest set of candidates, with the largest set of job content across desktop, social and mobile. Monster Connections is focused on providing the tools to discover and connect with talent whether on Monster or anywhere on the social web. Monster Solutions is focused on delivering the power of Monster’s technology to a wide range of commercial, staffing and government customers. Each strategic pillar is described in more detail below.
Monster Reach
Monster Reach comprises a portfolio of recruitment advertising products that provide turnkey solutions for employer customers to reach and convert candidates in active, passive and social environments. Core Monster Job Ads provide powerful access to one of the largest networks of active job seekers within the Monster network of sites and the expanded network of publishers such as local and regional newspaper sites. We also provide employer customers with the ability to further enhance, and increase traffic to, their job advertisements utilizing various media solutions and search engine marketing. Career Ad Network® enables employer customers to reach beyond the active job seeker and convert active and passive talent at scale across the web, utilizing proprietary behavioral targeting technology to put the right job ad in front of the right candidate at the right time.

We have expanded our advertising solutions with the addition of Monster Social Job Ads and Monster Twitter Cards. These products provide employer customers with a programmatic advertising approach, using the same automation of recruitment advertising, now extended into the enormous social environment of Twitter and Facebook. Monster Social Job Ads gives recruiters the turnkey ability to expand their reach and target jobs to Facebook and Twitter users at scale. The Monster Social Job Ads targeting uses data from both Monster resumes and TalentBin profiles (further discussed below), intersecting data and targeting capabilities from traditional online media with the immediacy of social media. Monster Social Job Ads provides recruiters with a simple way to more effectively message job openings, and drive additional reach, engagement and interaction with individuals on these social media platforms.

The Company is in the process of rolling out our new job advertising Pay-per-Click model ("PPC"), enabling customers to manage and run performance-based recruitment campaigns. PPC ultimately is a critical component as we evolve our business towards a more comprehensive and cohesive job advertising model. In the third quarter of 2015 we moved out of beta and into select U.S. Sales channels, and in the fourth quarter of 2015, we grew both the number of companies and ads running throughout our Job Ad network. PPC is a critical component of our job advertising strategy, adding a new way to sell our ad inventory across all channels. Yet, it is equally critical we deploy PPC in a focused and careful manner and have purposefully managed our PPC roll-out slowly. In 2016 we will first be opening up sales of PPC to our agency channel, a critical set of customer partners that we work with to resell the Monster portfolio, and then bring it to all customer segments throughout the year.
Monster Connections
Monster Connections is a suite of search and communications products enabling employer customers to discover and connect with talent on the Monster network of sites and anywhere on the social web. The depth of the Monster database and expanded breadth of social profiles gives employers access to a more complete talent pool than ever before. Our flagship search product, Monster Power Resume Search®, offers the unique 6Sense® semantic search technology to enable employer customers to quickly find a precise match. 6Sense technology transforms traditional keyword-based processes by assisting our customers in matching candidates to their required job specifications.
Addressing the expanding needs of our customers, two new solutions were launched in 2014 and accelerated in 2015. One to one relationship development is key in today’s high-demand sourcing environment. Monster Talent CRM is a self-service campaign and messaging platform that utilizes the same capabilities as Power Resume Search technology to identify, source and create campaigns for recruiters and uses integrated CRM toolsets to create one-to-one or one-to-many recruiting campaigns.
Extending a customer’s reach beyond Monster, we offer TalentBin® by Monster which allows recruiters to discover and communicate with potential candidates using talent profiles collected from the entire social web. TalentBin has continued to evolve as a platform with enhanced campaign automation and drip marketing capabilities. Originally focused on the technology vertical, TalentBin has also extended into three new verticals with the expansion into the Creative Professional, Healthcare and Finance verticals. The Creative Professional vertical focuses on graphic design, illustration and digital design. The Healthcare vertical focuses on key areas such as nursing, nursing assistants and physicians with a goal to expand to all licensed healthcare professionals. The Finance vertical focuses on finance and accounting professionals. The expansion into these verticals further extends the value to the recruiter and expands the market opportunity.
Monster Solutions
Monster Solutions is a portfolio of cloud based solutions and services that bring the power of Monster’s technology and capabilities to a wide range of commercial, staffing and government customers. Customers are increasingly requiring a tighter connection between their recruitment media and the technology to manage the candidate workflow and data. Monster’s suite of cloud based search, messaging and analytics applications allows customers to utilize patented semantic search technology on their own talent databases to unlock the value within existing internal data. Monster powered career sites and applications further enable customers to streamline the entire candidate experience and optimize the end to end sourcing cycle.
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

Outside of the three pillars above, Monster operates a network of websites that connect companies to highly targeted audiences at critical stages in their lives. The Company’s goal is to offer compelling online services for the users of such websites through personalization, community features and enhanced content. This web traffic is monetized through display advertising and lead generation. The Company believes that these properties appeal to advertisers and other third parties as they deliver certain discrete demographics entirely online.
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
Our Services
The Company conducts business in two reportable segments: Careers-North America and Careers-International. Prior to January 1, 2015, the Company reported a third reportable segment, Internet Advertising & Fees. Effective January 1, 2015, as a result of changes in Monster's internal management and reporting structure, operations of Internet Advertising & Fees are now included within the Careers-North America reportable segment. The prior period segment information contained throughout this Form 10-K has been restated to reflect the Company’s new operating structure. See Note 19-Segment and Geographic Data of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our segment results.
Monster offers services in more than 40 countries around the world. We earned 29%, 31%, and 32% of our total revenue from continuing operations outside of North America in the years ended December 31, 2015, 2014 and 2013, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
The Company’s services and solutions include: searchable job advertisements; resume database access; recruitment media solutions through our advertising network and partnerships; social job distribution through Twitter and Facebook; display advertising; lead generation; social profile aggregation; and other career-related content. Job seekers can search job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search the Monster resume and social databases; and access other career-related services. In addition, we have alliances with media and publishing companies, including approximately 1,000 newspapers in the United States, which extends our presence with local and regional job seekers.
Sales and Marketing
The Company’s sales resources consist of field sales, telesales, a self-service e-Commerce channel, and resellers such as newspapers and recruitment advertising agencies. Our sales activities are geared towards enterprise, small and medium sized businesses ("SMBs"), staffing companies, government agencies, and advertising agencies. The field and telesales resources for our Careers business in the United States are regionalized to better serve our customers with a more high touch, consultative approach, while providing greater efficiencies for developing new business opportunities. We have specialty units within the sales organization, dedicated to serving our vertical markets, such as: government; healthcare; and staffing. Our telesales staff is primarily responsible for telemarketing for SMBs and is located in our offices around the world. Our field sales staff focuses on both local and national customers and is also dispersed throughout our offices globally. Our e-Commerce channel is available to all customer groups and is currently most heavily used by smaller employers.
The majority of our marketing budget is allocated to online advertising including: search engine marketing; display and social advertising; email marketing; alliances; and distributed job content to drive unique visitors to search for and apply to jobs. Our marketing approach also includes a regionally varied selection of traditional offline advertising such as: television; radio; and business, consumer and trade publications to market and promote the Monster brand and our innovative products and services.

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
In addition to traditional competitors that provide products and services that are very similar to Monster’s core products and services, we face increasing competition from a broad range of competitor types. Professional networking websites have had significant success over the past several years in gaining large numbers of members and attracting employer customers with products that compete directly with our products. Many niche career websites have been launched targeted at specific industry verticals, and many industry blogs and websites now provide employment advertising opportunities for employers within specific industries. Jobs aggregator websites have become a source of competition as they permit job seekers to search multiple company websites and job boards. Low-cost and free classified advertising websites have also gained increased acceptance with employers. In addition, there are companies specializing in mobile technologies which are garnering the attention of employers.
Some of our competitors or potential competitors may have greater financial, management, technological, development, sales, marketing and other resources than we do. In addition, our ability to maintain our existing customers and generate new customers depends to a significant degree on the quality of our services, pricing and reputation among our customers and potential customers.
In May 2014, Monster revealed its "All the Jobs, All the People" strategy which enhances our competitive position and positions the Company to achieve long-term growth while controlling the growth of operating expenses.
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
Employees
As of January 31, 2016, we employed approximately 3,700 people worldwide.
Executive Officers
As of January 31, 2016, our executive officers were as follows:

Name	Age	Position
Timothy T. Yates	68	Chief Executive Officer
Mark Stoever	48	President and Chief Operating Officer
Michael B. McGuinness	39	Executive Vice President and Chief Financial Officer
Michael C. Miller	43	Executive Vice President, General Counsel and Secretary
Timothy T. Yates has been a Director of Monster since June 2007 and has been Chief Executive Officer since November 2014. Mr. Yates served as Executive Vice President of Monster from June 2007 through June 2013 and concurrently as Chief Financial Officer from June 2007 through January 2011. Prior to joining Monster, Mr. Yates was a Senior Vice President of Motorola, Inc.’s Enterprise Mobility business responsible for Motorola’s integration of Symbol Technologies, Inc. (“Symbol”) from January 2007 to June 2007. Before that, from February 2006 to January 2007, he was Senior Vice President, Chief Financial Officer and a Director of Symbol. From August 2005 to February 2006, Mr. Yates served as an independent consultant to Symbol. Prior to this, from October 2002 to November 2005, Mr. Yates served as a partner and Chief Financial Officer of Saguenay Capital, a boutique investment firm. Prior to that, he served as a founding partner of Cove Harbor Partners, a private investment and consulting firm, which he helped establish in 1996. From 1971 through 1995, Mr. Yates held a number of senior leadership roles at Bankers Trust New York Corporation, including serving as Chief Financial and Administrative Officer from 1990 through 1995.
Mark Stoever has been Chief Operating Officer of Monster since November 2014, and President since October 2015. Previously, he held several leadership positions including Executive Vice President, Corporate Development and Internet Advertising from October 2011 to November 2014 and Executive Vice President, Corporate Development and Strategic Alliances from September 2008 to October 2011. He has overseen our internet advertising and fees business since joining the Company in July 2005. Prior to joining Monster, Mr. Stoever served as Executive Vice President of Decision Matrix Group and also various management roles at Lycos, Inc. including President and Chief Executive Officer. Mr. Stoever has also held management positions with ON Technology Corporation, a software company, and at Microcom, Inc., a modem technology company.

Michael B. McGuinness has been Executive Vice President and Chief Financial Officer since October 2015. Previously, he was the Senior Vice President, Chief Accounting Officer and Global Controller from January 2012 to October 2015, and Vice President and Assistant Global Controller from July 2008 to January 2012. Prior to joining Monster, Mr. McGuinness served as the Director of Corporate Accounting at Verint Systems Inc., a publicly-traded provider of enterprise and security intelligence solutions, where he was responsible for global revenue accounting, external reporting and technical accounting from March 2007 to July 2008. Prior to that, he was the Senior Manager of External Reporting and Technical Accounting at Symbol, from January 2004 to March 2007, and Manager of Internal Audit from 2002 to 2004. Before joining Symbol, Mr. McGuinness held a variety of audit positions at Arthur Andersen LLP in the Audit and Business Advisory Practice. Mr. McGuinness is a Certified Public Accountant in New York State.
Michael C. Miller has been Executive Vice President, General Counsel and Secretary since December 2008. Previously, he served as Vice President and Deputy General Counsel from July 2008 to December 2008, and Vice President and Associate General Counsel from October 2007 to July 2008. Prior to joining Monster, Mr. Miller was Senior Counsel for Motorola, inc. from February 2007 to September 2007. From June 2002 to January 2007, he served in various capacities as Senior Corporate Counsel for Symbol Technologies, Inc. Prior to joining Symbol, Mr. Miller was associated with both Sullivan & Cromwell, LLP and Winthrop, Stimson, Putnam & Roberts in New York.
ITEM 1A.    RISK FACTORS
The global economic and financial market environment has had, and may continue to have, a negative effect on our business and operations.
Because demand for our services is sensitive to changes in the level of economic activity, our business has suffered during economic downturns. Many companies hire fewer employees when economic activity is slow. As a result, demand for our services is reduced, which leads to lower sales. If the economy worsens or unemployment increases, demand for our services and our sales may be further reduced. In addition, lower demand for our services may lead to lower prices for our services.
Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy worsens, our business, results of operations and financial condition could be materially and adversely affected.
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

•	professional networking and social networking websites;

•	general classified advertising websites, some of which offer a low-cost or free alternative to our offerings;

•	traditional media companies, including newspapers;

•	companies specializing in mobile technologies; and

•	Internet portals, search engines and general-interest websites such as blogs.
In addition to traditional competitors that provide products and services that are very similar to Monster’s core products and services, we face increasing competition from a broad range of competitor types. Professional networking websites have had significant success over the past several years in gaining large numbers of members and attracting employer customers with products that compete directly with our products. Many niche career websites have been launched targeted at specific industry verticals and many industry blogs and websites now provide employment advertising opportunities for employers within specific industries. Jobs aggregator websites have become a source of competition as they permit job seekers to search multiple company websites and job boards. Low-cost and free classified advertising websites have also gained increased acceptance with employers. In addition, there are companies specializing in mobile technologies which are garnering the attention of employers.
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
We face risks relating to our foreign operations.
We earned 31%, 33% and 34% of our total revenue from continuing operations outside of the United States in the years ended December 31, 2015, 2014 and 2013, respectively. Such amounts are generally collected in local currencies. In addition, we generally pay operating expenses in local currencies. Therefore, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. Global foreign exchange markets have experienced periods of heightened volatility in recent years and we cannot predict the direction or magnitude of future currency fluctuations. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our results of operations.
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
If we cannot successfully execute on our “All the Jobs, All the People” strategy and continue to develop and market products, services and solutions that meet customer requirements for innovation and quality, our financial results may suffer.
The implementation of our strategy globally is a complex process and relies on leveraging our portfolio of core products to help accelerate the adoption of our new products and services. Success of our future operating results will be dependent upon rapid customer adoption of our new products and services. If our customers are not receptive to our new products and services or our new products and services do not provide the quantity or quality of job candidates that our customers seek, there could be a negative impact on the implementation of our strategy. To successfully execute on this strategy, we need to continue to further evolve the focus of our organization towards the delivery of cost effective and unique solutions for our customers. Any failure to successfully execute this strategy could adversely affect our operating results.
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
On October 6, 2015, the European Court of Justice issued a ruling that immediately invalidated the United States-European Union Safe Harbor Framework, a privacy protection mechanism that facilitated personal data transfers to the United States in compliance with the European Commission’s Directive on Data Protection. On February 2, 2016, EU and U.S. officials announced an agreement on a new framework, called the EU-U.S. Privacy Shield, to replace the Safe Harbor Framework. The exact details of the new EU-U.S. Privacy Shield have not been released, and it has not been formally adopted yet by the European Commission or the U.S. Department of Commerce. As a global company with headquarters in the United States, the operation of our business involves the transfer of EU citizens’ personal information to the United States. While we believe we remain in compliance with EU law regarding the transfer of personal data to the United States, and we believe we will be able to operate our business in accordance with the EU-U.S. Privacy Shield if it is adopted, there is significant regulatory uncertainty surrounding the future of data transfers from the European Union to the United States.
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
We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. In the fourth quarter of 2014, primarily due to declines in our market capitalization, we recorded a pre-tax goodwill impairment charge of $325.8 million in our Careers-North America segment. On a net of tax basis, the charge was $263.0 million after recognizing a tax benefit of $62.8 million. See Note 6—Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could adversely impact our results of operations. As of December 31, 2015, our goodwill balance was $496.5 million, which represented 43% of total consolidated assets.
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
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon any conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive offices are located in Weston, Massachusetts, where we occupy approximately 174,000 square feet of leased space, which is our largest office space. We also lease additional facilities in the United States in: New York, New York; Bedford, Massachusetts; Boston, Massachusetts; Chicago, Illinois; Florence, South Carolina; Indianapolis, Indiana; Los Angeles, California; McLean, Virginia; Milwaukee, Wisconsin; Mountain View, California; San Francisco, California; Tempe, Arizona; and Washington, D.C. Our domestic properties are used generally by our Careers-North America segment.
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

On or about October 12, 2015, TalentBin, Inc., a subsidiary of the Company, was served with notice of a purported consumer class action for allegedly assembling, scoring and sharing candidate profiles in violation of the Fair Credit Reporting Act and the California Investigative Consumer Reporting Agencies Act.  The lawsuit, entitled Eric Halvorson, et. al., individually and on behalf of all others similarly situated vs. TalentBin, Inc. (Case No. CGC 15 548270), was brought in the Superior Court of the State of California, County of San Francisco. On or about November 2015, the action was removed to the United States District Court, Northern District of California.  The Plaintiff seeks injunctive relief, monetary damages, pre- and post-judgment interest, statutory penalties of between $100 and $1,000 per violation, punitive damages and other costs and attorney’s fees.  The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is listed on the New York Stock Exchange under the symbol “MWW.”
As of January 31, 2016, the last reported sale price of our Common Stock as reported by the New York Stock Exchange was $4.99. The following table sets forth for the indicated periods the high and low sales prices per share for our Common Stock on the New York Stock Exchange.

2015	High	Low
First Quarter	$6.84	$4.06
Second Quarter	$6.64	$5.50
Third Quarter	$8.23	$5.68
Fourth Quarter	$7.74	$5.54

2014	High	Low
First Quarter	$8.50	$5.62
Second Quarter	$7.73	$5.33
Third Quarter	$7.03	$5.33
Fourth Quarter	$5.55	$3.41
Holders
As of January 31, 2016, there were approximately 900 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners.
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
The following graph compares the cumulative total return of the Company’s Common Stock during the period commencing December 31, 2010 to December 31, 2015, with the S&P 500 Index and the RDG Internet Composite Index. The graph depicts the results of investing $100 in the Company’s Common Stock, the S&P 500 Index and the RDG Internet Composite Index at closing prices on December 31, 2010 and assumes, with respect to the S&P 500 Index and the RDG Internet Composite Index, that all dividends were reinvested. The Company has never declared or paid any cash dividends on its stock. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Five Year Cumulative Total Return
Among Monster Worldwide, Inc., The S&P 500 Index
and The RDG Internet Composite Index
Issuance of Unregistered Securities
None.
Issuer Purchases of Equity Securities
A summary of the Company's repurchase activity for the three months ended December 31, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1 - October 31	90,000	$6.23	90,000	$74,439,102
November 1 - November 30	400,000	$6.27	400,000	$71,952,108
December 1 - December 31	835,000	$5.99	835,000	$67,010,127
Total	1,325,000	$6.03	1,325,000

*
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables present selected financial data for the five years ended December 31, 2015, excluding discontinued operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below.
MONSTER WORLDWIDE, INC.
SELECTED STATEMENT OF OPERATIONS DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenue	$666,903	$725,571	$763,935	$843,896	$942,110
Salaries and related, office, general, marketing and promotion	625,035	735,826	726,235	788,186	869,881
Restructuring and other special charges	32,779	—	19,995	39,971	4,715
Goodwill impairment	—	325,800	—	—	—
Total operating expenses	657,814	1,061,626	746,230	828,157	874,596
Operating income (loss)	9,089	(336,055)	17,705	15,739	67,514
Income (loss) from continuing operations	13,160	(293,471)	(8,519)	44,941	45,600
Income (loss) from discontinued operations, net of tax	64,513	9,664	8,230	(303,660)	8,194
Net income (loss)	77,673	(283,807)	(289)	(258,719)	53,794
Net income attributable to noncontrolling interest	4,061	5,482	193	—	—
Net income (loss) attributable to Monster Worldwide, Inc.	$73,612	$(289,289)	$(482)	$(258,719)	$53,794
*Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.15	$(3.33)	$(0.08)	$0.40	$0.37
Income (loss) from discontinued operations, net of tax	0.67	0.05	0.08	(2.69)	0.07
Basic earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.82	$(3.29)	$—	$(2.29)	$0.44
*Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.14	$(3.33)	$(0.08)	$0.39	$0.37
Income (loss) from discontinued operations, net of tax	0.64	0.05	0.07	(2.66)	0.07
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.78	$(3.29)	$—	$(2.27)	$0.43
*    Earnings (loss) per share may not add in certain periods due to rounding

SELECTED BALANCE SHEET DATA (a)
(In thousands)

	At December 31,
	2015	2014	2013	2012	2011
Total current assets	$481,032	$460,146	$504,065	$579,653	$675,932
Total current liabilities	$427,676	$469,314	$518,837	$584,980	$782,963
Total assets	$1,159,909	$1,217,151	$1,586,257	$1,684,865	$2,057,998
Long-term debt, net, less current portion	$188,457	$201,821	$125,900	$145,975	$—
Current portion of long-term debt	$10,792	$9,563	$9,375	$18,264	$188,836
Noncontrolling interest in subsidiary	$—	$54,247	$54,474	$—	$—
Total stockholders' equity	$481,406	$474,745	$844,145	$880,039	$1,164,127

(a)
For December 31, 2014, 2013, 2012, and 2011, the assets and liabilities of discontinued operations, where applicable, are included in total current assets, total assets, and total current liabilities, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; competition; risks relating to our foreign operations; our ability to maintain and enhance the value of our brands, particularly Monster; risks related to our new strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; risks associated with cuts in government spending; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of this report.
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
We earned 29% and 31% of our total revenue outside of North America for the years ended December 31, 2015 and 2014, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
Our services and solutions include: searchable job advertisements; resume database access; recruitment media solutions through our advertising network and partnerships; social job distribution on Twitter and Facebook; display advertising; lead generation; social profile aggregation; and other career-related content. Job seekers can search job advertisements and post their resumes for free on each of our career websites and mobile applications. Employers pay to: advertise available jobs and recruitment related services; search the Monster resume and social databases; and access other career-related services.

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
Recent Developments
Sale of Remaining Ownership Stake in JobKorea
On October 13, 2015, the Company sold its 50.01% ownership position in JobKorea Ltd. (“JobKorea”) to H&Q Korea for KRW 101 billion, or approximately $85.0 million. The sale of Monster's remaining stake in JobKorea is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. The Company recorded a net gain on the disposal of the business, including transaction fees and expenses, of $76.1 million ($57.4 million after-tax) in the fourth quarter of 2015. Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, have now been reclassified as discontinued operations for all periods presented.
Joint Venture Agreement with kununu™
In February 2016, the Company formed a joint venture with kununu GmbH, a subsidiary of XING AG. kununu™ is the European leader in providing employer transparency through ratings, reviews and employer branding. Initially focused on the U.S. market, the joint venture will test the delivery of content-rich employer reviews and ratings sourced from current and former employees and candidates. This information is designed to help better inform consumers about the companies they might work for, and provides several new tools for employers to better manage their talent brands and engage prospective candidates, including sellable branding and brand management products.
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2015, the Company repurchased 1,325,000 shares for a total of $8.0 million, excluding commissions, at an average price of $6.03 per share. The Company currently has $67.0 million remaining under this repurchase program.
CareerOne
On March 31, 2015, the Company sold the majority of its 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"), leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the first quarter of 2015.
Reallocate to Accelerate
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The initiatives included a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls, resulting in annualized cost savings of $40 million. The Company recognized a pre-tax charge of $32.8 million in 2015 as a result of these initiatives which includes $4.9 million of non-cash charges, and does not expect to incur significant additional charges in future periods related to this program.
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
RESULTS OF OPERATIONS
Consolidated operating results as a percent of revenue, excluding discontinued operations, for the years ended December 31, 2015, 2014 and 2013 are as follows:

	The year ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Salaries and related	48.9%	54.4%	47.6%
Office and general	27.0%	27.8%	26.2%
Marketing and promotion	17.9%	19.2%	21.4%
Restructuring and other special charges	4.9%	—%	2.6%
Goodwill impairment	—%	44.9%	—%
Total operating expenses	98.6%	146.3%	97.7%
Operating income (loss)	1.4%	(46.3)%	2.3%
Gain on partial sale of equity method investment	1.3%	—%	—%
Gain on deconsolidation of subsidiaries, net	—%	1.6%	—%
Interest and other, net	(2.1)%	(1.2)%	(0.8)%
Income (loss) before income taxes and income in equity interests	0.6%	(45.9)%	1.5%
(Benefit from) provision for income taxes	(1.3)%	(5.5)%	2.5%
Income (loss) in equity interests, net	0.1%	—%	(0.1)%
Income (loss) from continuing operations	2.0%	(40.4)%	(1.1)%
The following presentation of our segment results is prepared based on the criteria we use when evaluating the performance of our business units.
The Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Consolidated Revenue, Operating Expenses, Operating Income (Loss) and Adjusted EBITDA
Consolidated revenue, operating expenses, operating income (loss) and Adjusted EBITDA are as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$666,903	100.0%	$725,571	100.0%	$(58,668)	(8.1)%
Salaries and related	325,875	48.9%	394,915	54.4%	(69,040)	(17.5)%
Office and general	179,983	27.0%	201,442	27.8%	(21,459)	(10.7)%
Marketing and promotion	119,177	17.9%	139,469	19.2%	(20,292)	(14.5)%
Restructuring and other special charges	32,779	4.9%	—	—%	32,779	na
Goodwill impairment	—	—%	325,800	44.9%	(325,800)	na
Total operating expenses	$657,814	98.6%	$1,061,626	146.3%	$(403,812)	(38.0)%
Operating income (loss)	$9,089	1.4%	$(336,055)	(46.3)%	$345,144	102.7%
Adjusted EBITDA	$106,634	16.0%	$85,308	11.8%	$21,326	25.0%

Our consolidated revenue decreased by $58.7 million (8.1%, 3.7% on a constant currency basis) in 2015 compared to 2014. Our Careers-North America segment experienced a decrease of $27.1 million (5.4%) primarily due to declines in Canada and the small and medium sized business ("SMB") and government verticals, partially offset by growth in our staffing and healthcare verticals. Internet Advertising & Fees revenue and operating results are now being reported within the Careers-North America segment. Our Careers-International segment decreased $31.5 million (14.0%, 0.9% on a constant currency basis). We saw improvement in business trends in Careers-International in the second half of 2015.
Salaries and related expenses decreased $69.0 million (17.5%, 13.3% on a constant currency basis), in 2015 compared to 2014. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015 and decreased stock based compensation.
Office and general expenses decreased $21.5 million (10.7%, 7.3% on a constant currency basis) in 2015 compared to 2014. This decrease in office and general expenses resulted primarily from decreased occupancy costs primarily resulting from charges for exited facilities in North America recognized in the first quarter of 2014 which were not recognized in 2015 and across the board cost reductions, partially offset by $6.7 million of impairment related to capitalized software costs recognized in the fourth quarter of 2015.
Marketing and promotion expenses decreased $20.3 million (14.5%, 9.2% on a constant currency basis) in 2015 compared to 2014. During 2015, the Company was able to significantly reduce marketing spend while improving organic traffic and driving quality traffic, in addition to delivering a highly impactful campaign focused on Millennials.
We incurred $32.8 million of restructuring and other special charges in 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, management concluded that the carrying amount of goodwill exceeded its estimated fair value for its Careers-North America reporting unit. As a result, the Company recorded a pre-tax goodwill impairment charge of $325.8 million during the fourth quarter of 2014. See Note 6 – Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.
Our consolidated operating income was $9.1 million in 2015, compared to an operating loss of $336.1 million in 2014, as a result of the factors discussed above.
Our consolidated Adjusted EBITDA was $106.6 million in 2015, compared to $85.3 million in 2014, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our income (loss) from continuing operations to Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	The year ended December 31,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$473,806	100.0%	$500,949	100.0%	$(27,143)	(5.4)%
Salaries and related	199,103	42.0%	223,637	44.6%	(24,534)	(11.0)%
Office and general	108,588	22.9%	114,862	22.9%	(6,274)	(5.5)%
Marketing and promotion	68,735	14.5%	83,568	16.7%	(14,833)	(17.7)%
Restructuring and other special charges	15,026	3.2%	—	—%	15,026	na
Goodwill impairment	—	—%	325,800	65.0%	(325,800)	na
Total operating expenses	$391,452	82.6%	$747,867	149.3%	$(356,415)	(47.7)%
Operating income (loss)	$82,354	17.4%	$(246,918)	(49.3)%	$329,272	133.4%
Our Careers—North America segment revenue decreased $27.1 million (5.4%) in 2015 compared to 2014. The decrease in the Careers-North America segment is primarily due to declines in Canada and the small and medium sized business ("SMB") and government verticals, partially offset by growth in our staffing and healthcare verticals. Internet Advertising & Fees revenue and operating results are now being reported within the Careers-North America segment.
Salaries and related expenses decreased $24.5 million (11.0%) in 2015 compared to 2014. This decrease in salaries and related expenses resulted primarily from $12.5 million of decreased regular salary and other headcount primarily related costs related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015 and $8.3 million of decreased stock based compensation.
Office and general expenses decreased $6.3 million (5.5%) in 2015 compared to 2014. This decrease in office and general expenses resulted primarily from $6.3 million of decreased occupancy costs and across-the-board cost reductions, partially offset by an impairment charge related to capitalized software costs recognized in the fourth quarter of 2015.
Marketing and promotion expenses decreased $14.8 million (17.7%) in 2015 compared to 2014. During 2015, the Company was able to significantly reduce marketing spend while improving organic traffic and driving quality traffic, in addition to delivering a highly impactful campaign focused on Millennials.
Our Careers-North America segment incurred $15.0 million of restructuring and other special charges in 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, management concluded that the carrying amount of goodwill exceeded its estimated fair value for its Careers-North America reporting unit. As a result, the Company recorded a pre-tax goodwill impairment charge of $325.8 million in our Careers-North America segment during the fourth quarter of 2014. See Note 6—Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.
Our Careers-North America segment's operating income was $82.4 million in 2015, compared to an operating loss of $246.9 million in 2014, as a result of the factors described above.
Careers-International
The operating results of our Careers-International segment are as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2015	% of Revenue	2014	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$193,097	100.0%	$224,622	100.0%	$(31,525)	(14.0)%
Salaries and related	108,115	56.0%	137,090	61.0%	(28,975)	(21.1)%
Office and general	59,199	30.7%	70,627	31.4%	(11,428)	(16.2)%
Marketing and promotion	50,430	26.1%	55,793	24.8%	(5,363)	(9.6)%
Restructuring and other special charges	14,773	7.7%	—	—%	14,773	na
Total operating expenses	$232,517	120.4%	$263,510	117.3%	$(30,993)	(11.8)%
Operating loss	$(39,420)	(20.4)%	$(38,888)	(17.3)%	$(532)	1.4%
Our Careers-International segment revenue decreased $31.5 million (14.0%, 0.9% on a constant currency basis) in 2015 compared to 2014 with Europe decreasing 15.4% (1.1% on a constant currency basis), and Asia decreasing 4.5% (increase of 1.4% on a constant currency basis). The revenue declines in Europe at constant currency primarily related to France, the Netherlands and Sweden, partially offset by growth in Germany, the United Kingdom, and some smaller markets. In Asia, India continues to perform well experiencing year over year revenue growth on a constant currency basis. We saw improvement in business trends in Careers-International in the second half of 2015.
Salaries and related expenses decreased $29.0 million (21.1%, 10.7% on a constant currency basis) in 2015 compared to 2014. This decrease in salaries and related expenses on a constant currency basis resulted primarily from $10.3 million in decreased regular salary and other headcount related costs related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.

Office and general expenses decreased $11.4 million (16.2%, 9.6% on a constant currency basis) in 2015 compared to 2014. This decrease in office and general expenses on a constant currency basis resulted primarily from decreased depreciation expense and occupancy costs of $2.8 million and $2.6 million, respectively.
Marketing and promotion expenses decreased $5.4 million (9.6%, increase of 3.1% on a constant currency basis) in 2015 compared to 2014. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.
Our Careers-International segment incurred $14.8 million of restructuring and other special charges in 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015.
Our Careers-International segment's operating loss was $39.4 million in 2015, compared to an operating loss of $38.9 million in 2014, as a result of the factors discussed above.
Interest and other, net
Interest and other, net, for the year ended December 31, 2015 and 2014 resulted in an expense of $13.7 million and $8.9 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, and interest income associated with the Company’s various investments and foreign currency gains or losses.
Gain on partial sale of equity method investment
During the first quarter of 2015, the Company sold the majority of its 50% interest in a company located in Australia, leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in 2015. See Note 12 - Investments in Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Gain on deconsolidation of subsidiaries, net
During the first quarter of 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 11 – Deconsolidation of Subsidiaries of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Income taxes
Income taxes are as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2015	2014	Change in Dollars	Percentage Change
Income (loss) before income taxes and income in equity interests	$4,226	$(333,175)	$337,401	101.3%
Benefit from income taxes	$(8,469)	$(39,782)	$31,313	78.7%
Effective tax rate	(200.4)%	11.9%
The benefit from income taxes consists of provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. The federal tax rate in the United States is 35%, and tax rates in foreign countries in which we do business vary from approximately 17% to 35%.

Our effective tax rate differs from the Federal United States statutory tax rate due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, the effect of valuation allowances on deferred tax assets, and certain other items, as described below, which in 2014 included impairment charges on goodwill that had no tax basis. While we are profitable in domestic markets, due to continued weakness in international markets, particularly Europe, we continued to incur operating losses in jurisdictions with tax rates lower than the United States, or losses for which full valuation allowances are recorded on deferred tax benefits. Accordingly, our effective tax rate is generally higher relative to the statutory rate of 35%.

The tax provision during 2015 was reduced by a net tax benefit of $4.0 million due to a loss on our remaining investment in a joint venture in China and a tax provision on a gain related to the partial sale of our equity interest in a company located in Australia (see Note 12 - Investments of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K), and a provision of $4.3 million due to increases to tax valuation allowances on operating losses in certain foreign tax jurisdictions. The determination of tax valuation allowances requires significant judgment and depends on many factors outside of our control. The valuation allowance may be increased in the future if actual operating results do not conform to expectations and assumptions. In addition, as a result of the resolution of a tax examination and expirations of statutes of limitations, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions and reversals of accrued interest and penalties thereon which, on a net of tax basis, reduced the tax provision by $16.6 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
On October 13, 2015, the Company sold its 50.01% ownership position in JobKorea Ltd. (“JobKorea”) to H&Q Korea. Operating results for JobKorea have now been reclassified as discontinued operations for all periods presented. A tax provision of $22.3 million was recorded in discontinued operations, composed of reclassified taxes of the discontinued operation of $3.6 million and a provision of $18.7 million on the net gain of $76.1 million recognized on the disposal. The recognized gain absorbed substantially all of the Company's available Federal tax loss carryovers in the United States. See Note 4 – Discontinued Operations of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details on the sale.
The tax provision during 2014 was increased by a tax provision of $5.5 million due to a gain related to the deconsolidation of our subsidiaries in Poland, Hungary and the Czech Republic (see Note 11 - Deconsolidation of Subsidiaries of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K). In addition, as a result of changes to certain estimates relating to determination of unrecognized tax positions, the Company recognized previously unrecognized tax positions and accrued interest thereon which, on a net of tax basis, reduced the tax provision by $2.1 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
Primarily as a result of weakness in certain international markets, the Company has in the past recorded valuation allowances on certain deferred tax assets for international tax net operating loss carryovers. In addition, in 2014 the Company concluded that it needed to increase the valuation allowance by approximately $16 million due to lowered expectations for the utilization of U.S. foreign tax credit carryovers. The lowered expectations were driven by continued weakness in international markets and increased financing costs. Overall, the tax provision was increased by approximately $25 million due to valuation allowances in 2014. The determination of tax valuation allowances requires significant judgment and depends on many factors outside of our control. The valuation allowance may be increased in the future if actual operating results do not conform to expectations and assumptions.
In the fourth quarter of 2014, the Company recorded a pre-tax charge for impairment of goodwill in the amount of $325.8 million. As a result, the Company recorded a deferred tax benefit of $62.8 million with respect to the portion of impaired goodwill which is deductible for tax purposes. See Note 6 – Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.
The Company is currently under examination by several domestic and international tax authorities. The Company has recently been notified of the commencement of an examination of the year 2013 by the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of December 31, 2015 and December 31, 2014 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $36.3 million and $54.6 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4.0 million in the next twelve months due to expirations of statutes of limitations or resolutions of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.
Income (loss) in equity interests, net
Income in equity interests, net, for the year ended December 31, 2015 was $0.5 million, compared to a loss of $0.1 million in the year ended December 31, 2014. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company had a 15% equity investment in Alma Career Oy, a joint venture with Alma

Media Corporation. On October 1, 2015, the Company exercised its option to increase ownership in Alma Career Oy, contributing cash of $2.4 million, resulting in a 16.7% equity investment in the entity. See Note 11 – Deconsolidation of Subsidiaries and Note 12 - Investments of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Through March 31, 2015, the Company had a 50% interest in a company in Australia. On March 31, 2015, the Company sold the majority of its interest, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exercise significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method. See Note 12 - Investments of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its then wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintained a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On October 13, 2015, the Company sold its 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85.0 million. The noncontrolling interest’s share of net income was $4.1 million and $5.5 million for the year ended December 31, 2015 and 2014, respectively. See Note 3 – Noncontrolling Interest and Note 4 - Discontinued Operations of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Income from discontinued operations, net of tax
As discussed above, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea on October 13, 2015 for KRW 101 billion, or approximately $85.0 million. The sale of Monster's remaining stake in JobKorea is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. The Company recorded a net gain on the disposal of the business, including transaction fees and expenses, of $76.1 million ($57.4 million after-tax) in the fourth quarter of 2015. Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, have now been reclassified as discontinued operations for all periods presented. For the year ended December 31, 2015 and 2014, the Company reported income from discontinued operations, net of tax, of $64.5 million and $9.7 million, respectively. See Note 4 - Discontinued Operations of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Net income (loss) attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net income was $77.7 million in 2015, compared to a net loss of $283.8 million in 2014. Net income attributable to Monster Worldwide, Inc. was $73.6 million in 2015, compared to a net loss attributable to Monster Worldwide, Inc. of $289.3 million in 2014.
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.
Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.78 for the year ended December 31, 2015, compared to a loss per share of $3.29 in 2014. Diluted earnings per share from continuing operations was $0.14 for the year ended December 31, 2015, compared to a loss per share from continuing operations of $3.33 in 2014. Diluted weighted average shares outstanding for the year ended December 31, 2015 and 2014 was 94.9 million shares and 88.0 million shares, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
Adjusted EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income (loss) in equity interests, net, (benefit from) provision for income taxes, interest and other, net, gain on deconsolidation of subsidiaries, net, gain on partial sale of equity method investment, depreciation and amortization, non-cash compensation expense, non-cash impairment charges, costs incurred in connection with the Company’s restructuring programs, charges related to exited facilities, and separation charges associated with the resignation of the Company's former Chief Executive Officer.
The Company considers Adjusted EBITDA to be an important indicator of its operational strength which the Company believes is useful to management and investors in evaluating its operating performance. Adjusted EBITDA is a Non-GAAP measure and may not be comparable to similarly titled measures reported by other companies.

We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, it is subject to inherent limitations as it reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents Adjusted EBITDA in connection with GAAP results.
A reconciliation of income (loss) from continuing operations to Adjusted EBITDA is as follows (dollars in thousands):

	The year ended December 31,
	2015	2014
Income (loss) from continuing operations	$13,160	$(293,471)
(Income) loss in equity interests, net	(465)	78
Benefit from income taxes	(8,469)	(39,782)
Interest and other, net	13,712	8,948
Gain on deconsolidation of subsidiaries, net	—	(11,828)
Gain on partial sale of equity method investment	(8,849)	—
Goodwill impairment	—	325,800
Depreciation expense	41,718	44,944
Stock based compensation expense	11,673	34,914
Amortization of intangibles	2,672	2,373
Impairment of indefinite-lived intangible	—	1,000
Restructuring non-cash expenses	4,916	—
Restructuring and other special charges, less non-cash items	27,863	—
Impairment of capitalized software costs	6,703	—
Facilities costs(1)	—	7,729
Separation charges(2)	2,000	4,603
Adjusted EBITDA	$106,634	$85,308

(1)
The Company incurred $7.7 million of charges associated with exited facilities in 2014. The majority of these charges related to facility charges associated with the consolidation of multiple offices into the Company’s corporate headquarters in Weston, Massachusetts.

(2)
The Company incurred $2.0 million and $4.6 million of separation charges during 2015 and 2014, respectively. The charges relate to the resignation of the Company’s former Chief Executive Officer, effective November 4, 2014. In connection with his resignation, the Company accelerated the vesting of 160,501 RSAs and 2,250,000 RSUs, resulting in $4.4 million of additional non-cash compensation during 2014.

See further description of gain on deconsolidation of subsidiaries, net, gain on partial sale of equity method investment, goodwill and indefinite lived intangible impairment, stock-based compensation expense, restructuring and other special charges, and impairment of capitalized software costs in Notes 11, 12, 6, 2, 7, and 8 of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K, respectively.

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Consolidated Revenue, Operating Expenses, Operating Income and Adjusted EBITDA
Consolidated revenue, operating expenses, operating (loss) income and Adjusted EBITDA are as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$725,571	100.0%	$763,935	100.0%	$(38,364)	(5.0)%
Salaries and related	394,915	54.4%	363,268	47.6%	31,647	8.7%
Office and general	201,442	27.8%	199,773	26.2%	1,669	0.8%
Marketing and promotion	139,469	19.2%	163,194	21.4%	(23,725)	(14.5)%
Restructuring and other special charges	—	—%	19,995	2.6%	(19,995)	na
Goodwill impairment	325,800	44.9%	—	—%	325,800	na
Total operating expenses	1,061,626	146.3%	746,230	97.7%	315,396	42.3%
Operating (loss) income	$(336,055)	(46.3)%	$17,705	2.3%	$(353,760)	(1,998.1)%
Adjusted EBITDA	$85,308	11.8%	$122,809	16.1%	$(37,501)	(30.5)%
Our consolidated revenue decreased by $38.4 million (5.0%, 4.9% on a constant currency basis) in 2014 compared to 2013. Our Careers-North America segment experienced a $18.0 million (3.5%) decrease primarily due to declines in the government vertical and our display advertising business. Internet Advertising & Fees revenue and operating results are now being reported within the Careers-North America segment. Our Careers-International segment decreased $20.4 million (8.3%, 8.5% on a constant currency basis) due to the challenging economic environment in certain countries in Europe and Asia.
Salaries and related expenses increased $31.6 million (8.7%, 8.9% on a constant currency basis), in 2014 compared to 2013. This increase in salaries and related expenses resulted primarily from increased regular salary costs resulting from headcount additions in the Company’s quota-bearing sales force, charges associated with the resignation of our former Chief Executive Officer and President, effective November 4, 2014, as well as increased stock based compensation expense.
Office and general expenses remained relatively flat when comparing 2014 to 2013 on both an as-reported and constant currency basis.
Marketing and promotion expenses decreased $23.7 million (14.5%, 14.7% on a constant currency basis) in 2014 compared to 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic.
The Company incurred $20.0 million of restructuring and other special charges in 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs as a result of our restructuring program which was announced in November 2012. No charges were incurred in 2014 relating to this program.
In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, management concluded that the carrying amount of goodwill exceeded its estimated fair value for its Careers-North America reporting unit. As a result, the Company recorded a pre-tax goodwill impairment charge of $325.8 million during the fourth quarter of 2014 . See Note 6 – Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.
Our consolidated operating loss was $336.1 million in 2014, compared to operating income of $17.7 million in 2013, as a result of the factors discussed above.
Our consolidated Adjusted EBITDA was $85.3 million in 2014, compared to $122.8 million in 2013, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our income (loss) from continuing operations to Adjusted EBITDA.

Careers-North America
The operating results of our Careers-North America segment were as follows (dollars in thousands):

	The year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$500,949	100.0%	$518,956	100.0%	$(18,007)	(3.5)%
Salaries and related	223,637	44.6%	205,766	39.6%	17,871	8.7%
Office and general	114,862	22.9%	111,457	21.5%	3,405	3.1%
Marketing and promotion	83,568	16.7%	102,354	19.7%	(18,786)	(18.4)%
Restructuring and other special charges	—	—%	9,878	1.9%	(9,878)	na
Goodwill impairment	325,800	65.0%	—	—%	325,800	na
Total operating expenses	$747,867	149.3%	$429,455	82.8%	$318,412	74.1%
Operating (loss) income	$(246,918)	(49.3)%	$89,501	17.2%	$(336,419)	(375.9)%
Our Careers—North America segment revenue decreased $18.0 million (3.5%) in 2014 compared to 2013. The decrease in the Careers-North America segment is primarily due to declines in the government vertical, partially offset by increased business activity from our e-commerce, recruitment media, newspaper and staffing sectors. Internet Advertising & Fees revenue and operating results are now being reported within the Careers-North America segment.
Salaries and related expenses increased $17.9 million (8.7%) in 2014 compared to 2013. This increase in salaries and related expenses resulted primarily from $11.6 million of increased regular salary costs resulting from headcount additions in the Company’s quota-bearing sales force and other selective headcount additions as part of the new strategy, as well as $1.4 million of increased stock based compensation expense.
Office and general expenses increased $3.4 million (3.1%) in 2014 compared to 2013. This increase in office and general expenses resulted primarily from $6.2 million in charges related to exited facilities, an increase of $2.1 million resulting from additional costs to support our new product portfolio, and an impairment charge of $1.0 million on an indefinite-lived intangible asset recognized in the fourth quarter of 2014. These increases were partially offset by $5.4 million of decreased amortization expense resulting from the amortization period of certain intangible assets associated with a previous acquisition ending in the third quarter of 2013.
Marketing and promotion expenses decreased $18.8 million (18.4%) in 2014 compared to 2013. Beginning in 2012, the Company evolved its marketing approach to efficiently drive improved site traffic. The Company believes that these investments and marketing initiatives have resulted in a build-up of relevant traffic to monster.com and our affiliate sites.
Our Careers-North America segment incurred $9.9 million of restructuring and other special charges in 2013, comprised primarily of costs associated with severance, exiting office facilities and other asset write downs as a result of our restructuring program announced in November 2012. No charges were incurred in 2014 relating to this program.
In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, management concluded that the carrying amount of goodwill exceeded its estimated fair value for its Careers-North America reporting unit. As a result, the Company recorded a pre-tax goodwill impairment charge of $325.8 million in our Careers-North America segment during the fourth quarter of 2014. See Note 5—Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.
Our Careers—North America operating loss was $246.9 million in 2014, compared to operating income of $89.5 million in 2013, as a result of the factors described above.

Careers-International
The operating results of our Careers-International segment were as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2014	% of Revenue	2013	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$224,622	100.0%	$244,979	100.0%	$(20,357)	(8.3)%
Salaries and related	137,090	61.0%	135,233	55.2%	1,857	1.4%
Office and general	70,627	31.4%	75,254	30.7%	(4,627)	(6.1)%
Marketing and promotion	55,793	24.8%	60,708	24.8%	(4,915)	(8.1)%
Restructuring and other special charges	—	—%	7,866	3.2%	(7,866)	na
Total operating expenses	$263,510	117.3%	$279,061	113.9%	$(15,551)	(5.6)%
Operating loss	$(38,888)	(17.3)%	$(34,082)	(13.9)%	$(4,806)	14.1%
Our Careers—International segment revenue decreased $20.4 million (8.3%, 8.5% on a constant currency basis) in 2014 compared to 2013 with Europe and Asia decreasing 7.9% and 10.6%, respectively (8.7% and 6.8% on a constant currency basis, respectively). The reductions within Europe related primarily to Germany and the Netherlands in addition to the Eastern European countries no longer being included in our consolidated results due to the new joint venture with Alma Media. In Asia, India showed improving results in the second half of 2014.
Salaries and related expenses increased $1.9 million (1.4%, 1.2% on a constant currency basis) in 2014 compared to 2013. This increase in salaries and related expenses resulted primarily from increased stock based compensation expense.
Office and general expenses decreased $4.6 million (6.1%, 6.9% on a constant currency basis) in 2014 compared to 2013. This decrease in office and general expenses resulted primarily from $3.0 million of decreased depreciation expense.
Marketing and promotion expenses decreased $4.9 million (8.1%, 9.1% on a constant currency basis) in 2014 compared to 2013. The Company continues to focus on targeted investments in key markets in Europe and Asia to drive site traffic and improve brand awareness.
Our Careers-International segment incurred $7.9 million of restructuring and other special charges in 2013, comprised primarily of severance costs as a result of our restructuring program announced in November 2012. No charges were incurred in 2014 relating to this program.
Our Careers-International operating loss was $38.9 million in 2014, compared to an operating loss of $34.1 million in 2013, as a result of the factors discussed above.
Interest and other, net
Interest and other, net, for the year ended December 31, 2014 and 2013 resulted in an expense of $8.9 million and $6.0 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, and interest income associated with the Company’s various investments and foreign currency gains or losses.
Gain on deconsolidation of subsidiaries, net
During the first quarter of 2014, the Company deconsolidated its subsidiaries in Poland, Hungary and the Czech Republic and recorded a net gain of $11.8 million thereon. See Note 11 – Deconsolidation of Subsidiaries of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.

Income taxes
Income taxes were as follows (excluding discontinued operations) (dollars in thousands):

	The year ended December 31,
	2014	2013	Change in Dollars	Percentage Change
(Loss) income before income taxes and income in equity interests	$(333,175)	$11,657	$(344,832)	(2,958.2)%
(Benefit from) provision for income taxes	$(39,782)	$19,268	$(59,050)	(306.5)%
Effective tax rate	11.9%	165.3%
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
Primarily as a result of weakness in certain international markets, the Company has in the past recorded valuation allowances on certain deferred tax assets for international tax net operating loss carryovers. In addition, in 2014 the Company has concluded that it needed to increase the valuation allowance by $16.0 million due to lowered expectations for the utilization of U.S. foreign tax credit carryovers. The lowered expectations were driven by continued weakness in international markets and increased financing costs. Overall, the tax provision was increased by approximately $25.0 million and $5.2 million due to valuation allowances in the years ended December 31, 2014 and 2013, respectively.
In the fourth quarter of 2014, the Company recorded a pre-tax charge for impairment of goodwill in the amount of $325.8 million. As a result, the Company recorded a deferred tax benefit of $62.8 million with respect to the portion of impaired goodwill which is deductible for tax purposes. See Note 6 – Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.
In addition, in 2014, the tax provision was increased by $5.5 million on the $11.8 million pre-tax gain related to the deconsolidation of our subsidiaries in Poland, Hungary and Czech Republic, and the formation of a new joint venture with Alma Media Corporation. See Note 11 – Deconsolidation of Subsidiaries of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.
In December 2013, the Company sold a 49.99% interest in JobKorea Ltd., its then wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. The transaction, which was accounted for as a sale of a noncontrolling interest, resulted in a sale for tax purposes. A tax provision of $30.9 million was recorded as a result of the transaction of which $12.7 million was charged to stockholder’s equity and $18.1 million was charged to the continuing operations tax provision. See Note 3 – Noncontrolling Interest of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for discussion.
Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets, or changes in tax laws or interpretations thereof. We may engage in internal restructurings or reorganizations in the future. We consider many factors when evaluating these transactions. These transactions may adversely impact our overall tax rate and result in additional cash tax payments. Our future tax rates may be adversely impacted if the Company has insufficient accumulated realized excess tax benefits from vested stock-based compensation such that future tax deficiencies caused by awards vesting at prices below the original grant price are charged to the income tax provision. At December 31, 2014, the Company had no remaining accumulated excess realized tax benefits.

Our filed tax returns are subject to examination by the United States Internal Revenue Service (“IRS”) and other tax authorities. The Company completed a tax examination with the IRS through the year 2011 in 2014. No material adjustments to reported income were made. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. During 2014, the Company recognized previously unrecognized tax positions of $2.5 million, which on a net of tax basis favorably impacted the effective rate by $1.1 million, primarily as a result of lapses of statutes of limitations. The Company also reversed accrued interest on unrecognized tax positions of $1.5 million, which favorably impacted the effective rate by $0.9 million. The tax matters reversed related primarily to allocation of income among jurisdictions.
Loss in equity interests, net
Loss in equity interests, net, for the year ended December 31, 2014 and 2013 was $0.1 million and $0.9 million, respectively. Through January 3, 2014, the Company had a 25% equity investment in a company located in Finland. Effective January 3, 2014, the Company has a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. On October 1, 2015, the Company exercised its option to increase ownership in Alma Career Oy, contributing cash of $2.4 million, resulting in a 16.7% equity investment in the entity. See Note 11 – Deconsolidation of Subsidiaries and Note 12 - Investments of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Through March 31, 2015, the Company had a 50% interest in a company in Australia. On March 31, 2015, the Company sold the majority of its interest, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exercise significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method. See Note 12 - Investments of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its then wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90.0 million. Based on the terms of the agreement, since the Company maintained a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On October 13, 2015, the Company sold its 50.01% ownership position in JobKorea to H&Q Korea. The noncontrolling interest’s share of net income was $5.5 million and $0.2 million for the year ended December 31, 2014 and 2013, respectively. See Note 3 – Noncontrolling Interest and Note 4 - Discontinued Operations of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Income from discontinued operations, net of tax
As discussed above, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea on October 13, 2015. Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, have now been reclassified as discontinued operations for all periods presented. In addition to JobKorea, included in the results from discontinued operations in 2013 are the results of operations for Careers-China, Latin America and Turkey. There was no such loss recognized in 2014. For the year ended December 31, 2014 and 2013, the Company reported income from discontinued operations, net of tax, of $9.7 million and $8.2 million, respectively. See Note 4 - Discontinued Operations of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K.
Net loss attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net loss was $283.8 million in 2014, compared to a net loss of $0.3 million in 2013. Net loss attributable to Monster Worldwide, Inc. was $289.3 million and $0.5 million in 2014 and 2013, respectively.
Diluted loss per share attributable to Monster Worldwide, Inc.
Diluted loss per share attributable to Monster Worldwide, Inc. was $3.29 for the year ended December 31, 2014, compared to a loss per share of $0 in 2013. Diluted loss per share from continuing operations was $3.33 for the year ended December 31, 2014, compared to a loss per share from continuing operations of $0.08 for the same period of 2013. Diluted weighted average shares outstanding for the year ended December 31, 2014 and 2013 was 88.0 million shares and 107.9 million shares, respectively.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures
Adjusted EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income (loss) in equity interests, net, (benefit from) provision for income taxes, interest and other, net, gain on deconsolidation of subsidiaries, net, gain on partial sale of equity method investment, depreciation and amortization, non-cash compensation expense, non-cash impairment charges, costs incurred with the Company’s restructuring programs, charges related to exited facilities, acquisition related costs, and separation charges primarily associated with the resignation of our former Chief Executive Officer, effective November 4, 2014.
The Company considers Adjusted EBITDA to be an important indicator of its operational strength which the Company believes is useful to management and investors in evaluating its operating performance. Adjusted EBITDA is a Non-GAAP measure and may not be comparable to similarly titled measures reported by other companies.
We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, it is subject to inherent limitations as it reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents Adjusted EBITDA in connection with GAAP results.
A reconciliation of loss from continuing operations to Adjusted EBITDA is as follows (dollars in thousands):

	The year ended December 31,
	2014	2013
Loss from continuing operations	$(293,471)	$(8,519)
Loss in equity interests, net	78	908
(Provision for) benefit from income taxes	(39,782)	19,268
Interest and other, net	8,948	6,048
Gain on deconsolidation of subsidiaries, net	(11,828)	—
Goodwill impairment	325,800	—
Depreciation expense	44,944	48,850
Stock based compensation expense	34,914	25,031
Amortization of intangibles	2,373	8,308
Impairment of indefinite-lived intangible	1,000	—
Restructuring non-cash expenses	—	5,315
Restructuring and other special charges, less non-cash items	—	14,680
Facilities costs(1)	7,729	—
Fees associated with strategic alternatives(2)	—	2,920
Separation charges(3)	4,603	—
Adjusted EBITDA	$85,308	$122,809

(1)
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

(3)
The Company incurred $4.6 million of separation charges during 2014. The charges primarily relate to the resignation of the Company’s former Chief Executive Officer, effective November 4, 2014. In addition, in connection with his resignation, the Company accelerated the vesting of 160,501 RSAs and 2,250,000 RSUs, resulting in $4.4 million of additional non-cash compensation during 2014.

See further description of gain on deconsolidation of subsidiaries, net, goodwill and indefinite lived intangible impairment, stock-based compensation expense, and restructuring and other special charges in Notes 11, 6, 2 and 7 of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K, respectively.

Financial Condition
The following table details our cash and cash equivalents (dollars in thousands):

	The year ended December 31,		Change in
	2015	2014	Dollars	Percentage
Cash and cash equivalents - continuing operations	$167,915	$72,030	$95,885	133.1%
Cash and cash equivalents - discontinued operations	—	22,267	(22,267)	(100.%)
Cash and cash equivalents	$167,915	$94,297	$73,618	78.0%
Percentage of total assets	14.5%	7.7%
As of December 31, 2015, we had cash and cash equivalents of $167.9 million compared to $94.3 million as of December 31, 2014. Our increase in cash and cash equivalents of $73.6 million in 2015 primarily resulted from $73.8 million of cash provided by operating activities (including $10.9 million of cash provided by operating activities related to discontinued operations), $71.4 million of net proceeds from the sale of our 50.01% ownership position in JobKorea to H&Q Korea, $9.1 million of cash received from the sale of a partial equity interest in CareerOne, partially offset by $28.9 million of capital expenditures, $8.7 million of tax withholdings related to vesting of stock awards, the repurchase of $8.0 million of the Company's common stock, $16.3 million of payments on borrowings on our term loan, an additional investment of $2.4 million in Alma Career Oy, a $10.0 million distribution paid to the minority shareholder in our former South Korean subsidiary, H&Q Korea, and a $3.9 million unfavorable impact of currency on cash and cash equivalents.
Cash Flows
Consolidated cash flows are as follows (dollars in thousands):

	The year ended December 31,		Change in
	2015	2014	Dollars	Percentage
Net cash provided by operating activities	$73,763	$82,755	$(8,992)	(10.9)%
Net cash provided by (used for) investing activities	$47,877	$(80,066)	$127,943	159.8%
Net cash (used for) provided by financing activities	$(44,146)	$7,657	$(51,803)	(676.5)%
Effects of exchange rates on cash	$(3,876)	$(4,630)	$754	16.3%
Cash provided by operating activities was $73.8 million for the year ended December 31, 2015, a decrease of $9.0 million from the $82.8 million of cash provided by operating activities for the year ended December 31, 2014. This decrease resulted from decreased cash flows of $7.5 million relating to working capital items and a decrease of $1.5 million in net income when removing the impact of non-cash items and the gain of $76.1 million on the sale of our remaining interest in JobKorea and the gain of $8.8 million related to the sale of a partial equity interest in CareerOne. Included in cash provided by operating activities is $10.9 million and $11.8 million of cash provided by operating activities related to discontinued operations for the year ended December 31, 2015 and 2014, respectively.
Cash provided by investing activities was $47.9 million for the year ended December 31, 2015, an increase of $127.9 million from cash used for investing activities of $80.1 million for the year ended December 31, 2014. This increase resulted primarily from $71.4 million of net proceeds from the sale of our 50.01% ownership position in JobKorea to H&Q Korea in the fourth quarter of 2015, $9.1 million of cash received in the first quarter of 2015 from the sale of a partial equity interest in CareerOne, decreased capital expenditures of $10.9 million during 2015, $27.0 million of payments for acquisitions, net of cash, in 2014, not incurred in 2015, $4.1 million of reduced contributions in connection with our joint venture with Alma Media in 2015, and decreased payments for legal fees for defense of our patents of $2.2 million in 2015. Included in cash provided by (used for) investing activities is $0.2 million and $0.5 million of cash used for investing activities related to discontinued operations for the year ended December 31, 2015 and 2014, respectively.

Cash used for financing activities was $44.1 million for the year ended December 31, 2015, an increase of $51.8 million from cash provided by financing activities of $7.7 million for the year ended December 31, 2014. This increase resulted primarily from decreased net new borrowings on our term loan and credit facilities of $90.5 million after deducting fees, expenses and the cost of the capped call transactions from our sale of our 3.50% convertible senior notes in 2014, and $7.0 million of increased distributions paid to the minority shareholder in our former South Korean subsidiary during 2015, partially offset by decreased share repurchases of $44.1 million during 2015, and $1.9 million of decreased tax withholdings related to vesting of stock awards in 2015.
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions, (iv) capital expenditures; and (v) share repurchases.

During recent periods we have met our liquidity needs primarily through funds provided by operating activities, borrowings under our credit facility and the issuance of convertible notes. We invest our excess cash predominantly in bank money market deposit accounts and bank time deposits that mature within three months of their origination date. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Credit Facility
On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100 million revolving credit facility and $90 million term loan facility, providing for a total of $190 million in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement in conjunction with the proceeds from the Notes (as defined below). Each of the revolving credit facility and the term loan facility matures on October 31, 2017. On February 5, 2015, the Company entered into an amendment of the Third Amended Credit Agreement to provide the Company with flexibility in connection with its “Reallocate to Accelerate” cost savings initiatives. The amendment provides that up to $20 million of costs and restructuring charges incurred during the fiscal year ending December 31, 2015 will be added back to Consolidated EBITDA, a defined term in the Third Amended Credit Agreement, which is a component of the Consolidated Leverage Ratio (as defined) and the Consolidated Fixed Charge Coverage Ratio (as defined
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2.6 million payable on each of March 31, 2016, June 30, 2016, and September 30, 2016, $3.1 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement were used to refinance the obligations under the Second Amended Credit Agreement and for general corporate purposes.

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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of December 31, 2015, the Company was in full compliance with its covenants.
At December 31, 2015, the utilized portion of this credit facility was $71.4 million in borrowings on the term loan facility, $0 borrowings on the revolving credit facility, and $0.1 million in outstanding letters of credit. The portion of the term loan that is due within one year is $10.8 million and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheets. As of December 31, 2015, based on the maximum allowed consolidated leverage, $99.9 million of the Company’s revolving credit facility was available under the Third Amended Credit Agreement.
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

The capped call transactions are expected generally to reduce potential dilution to the Common Stock and/or offset cash payments Monster would have to make in excess of the principal amount of any converted Notes in the event that the market price per share of Common Stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which will initially correspond to the conversion price of the Notes and be subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The cap price under the capped call transaction is initially $7.035 per share, and is subject to certain adjustments under the terms of the capped call transaction. The capped call transactions have been included as a net reduction to additional paid-in capital within stockholders’ equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity.

See Note 14 – Long-Term Debt of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Income Taxes
The Company maintains a significant portion of its cash outside the United States which is in subsidiaries for which the Company has asserted its earnings to be indefinitely reinvested in foreign operations. The Company evaluates its reinvestment assertions each reporting period. The Company has asserted to be indefinitely reinvested with respect to all foreign subsidiaries.
The amount of cash in subsidiaries offshore for which the Company maintains the indefinite reinvestment assertion at December 31, 2015 was approximately $68.5 million. While we have not determined the total United States and foreign tax liabilities arising from repatriation of earnings from subsidiaries for which the indefinite reinvestment assertion is made, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. Repatriations may also be subject to local country withholding taxes, depending on the country and form of repatriation. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds where an indefinite reinvestment assertion has been made. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.
On October 13, 2015, the Company sold its remaining 50.01% ownership position in our South Korean subsidiary for KRW 101,010 million, or approximately $85.0 million. All of the proceeds are held in the United States. See Note 4 – Discontinued Operations of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
In 2015, the Company has received net tax refunds of $1.5 million for domestic and international income taxes relating to our continuing operations. We expect to utilize our tax loss and tax credit carryovers to offset most cash tax obligations of our continuing operations in 2016. We expect to have cash tax liabilities in certain jurisdictions in which we pay taxes on a quarterly basis.
Restructuring Activities
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s "All the Jobs, All the People" strategy. The initiatives included a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company recognized a pre-tax charge of $32.8 million during 2015 as a result of these initiatives which includes $4.9 million of non-cash charges, and does not expect to incur significant additional charges in future periods related to this program.
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
Share Repurchase Plan
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75.0 million. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2015, the Company repurchased 1.3 million shares for a total of $8.0 million, excluding commissions, at an average price of $6.03 per share. The Company currently has $67.0 million remaining under this repurchase program.
Contractual Obligations
The commitments as of December 31, 2015 related to our continuing operations are as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 years
Operating leases	$172,329	$31,663	$55,440	$42,837	$42,389
Purchase obligations - advertising, service and other contracts	29,565	18,187	7,845	3,533	—
Principal payments	215,181	10,792	60,639	143,750	—
Interest payments	26,341	8,305	17,941	95	—
Financing agreements - software and hardware	3,757	1,847	1,910	—	—
Total	$447,173	$70,794	$143,775	$190,215	$42,389
In addition to the cash commitments above, we also have $36.3 million of long-term income taxes payable, for which the timing of payment is not reasonably estimable given the many variables related to these liabilities. Please see Note 17 – Income Taxes of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for information related to long-term income taxes payable.
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
For duration based contracts, we recognize revenue at the time that job postings and related accessories are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume and social profile databases, applicant tracking services and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. The Company accounts for SaaS contracts as the services are being performed.
We recognize revenue for online advertising and performance based media as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers.
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
For the annual goodwill impairment test performed in the fourth quarter of 2015, the Careers-International reporting unit's fair value substantially exceeded its carrying value. For the Careers-North America reporting unit, the Company calculated, using a combination of an income and market approach, that the fair value would have to be at least 15% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $449.0 million as of December 31, 2015. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable.
In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, which resulted in higher discount rates applied to forecasted cash flows, we recorded a pre-tax goodwill impairment charge of $325.8 million during the fourth quarter of 2014 in the Careers-North America reporting unit. On a net of tax basis, the charge was $263.0 million after recognizing a tax benefit of $62.8 million. See Note 6—Goodwill and Intangible Assets of the Company’s financial statements included in Item 8 of this Annual Report on Form 10-K for details.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
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
Equity Investments
Gains and losses in equity interest for the years ended December 31, 2015 and 2014, resulting from our equity method investments in Alma Career Oy and CareerOne Pty Limited, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
On March 31, 2015, the Company sold the majority of its interest in CareerOne Pty Limited, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exercise significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method.

Recently Issued Accounting Pronouncements
New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows. As noted in Note 1 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Company is currently assessing the potential impact of ASU No. 2014-09 which supersedes the revenue recognition guidance in ASC 605, Revenue Recognition, and ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, on the Company’s results of operations, financial position and cash flows.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
During 2015, revenue from our international operations accounted for 31% of our consolidated revenue. Revenue and related expenses are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are Euros, British Pounds, Swedish Krona, and Indian Rupees. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances. The effect of the strengthening United States dollar in 2015 negatively impacted reported revenue by approximately $31.7 million but had a positive impact of $0.9 million on reported operating income when compared to 2014.
We have foreign exchange risk related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”). Based on the balance of foreign funds at December 31, 2015 of $67.9 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $3.4 million, $6.8 million and $13.6 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the year ended December 31, 2015, our cumulative translation adjustment account decreased $7.3 million, primarily attributable to the foreign currency movements of the United States dollar against the Euro and Swedish Krona.
Interest Rate Risk
Credit Facilities
As of December 31, 2015, our debt was partly comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during 2015, we would have had $171.4 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $1.7 million for the year ended December 31, 2015. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on December 31, 2015, we would have had $71.5 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.7 million for the year ended December 31, 2015. We do not manage the interest rate risk on our debt through the use of derivative instruments.

Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in bank money market deposit accounts, bank time deposits, top sovereign, regional, national and supra-national bank commercial paper, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of December 31, 2015 would have changed our annual pretax earnings by approximately $1.6 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are the consolidated financial statements of Monster Worldwide, Inc. and its consolidated subsidiaries, which are filed as part of this report.
MONSTER WORLDWIDE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Monster Worldwide, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Worldwide, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monster Worldwide, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 11, 2016

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$167,915	$72,030
Accounts receivable, net of allowance for doubtful accounts of $4,096 and $3,173, respectively	260,518	279,569
Prepaid and other	52,599	82,310
Current assets of discontinued operations	—	26,237
Total current assets	481,032	460,146
Goodwill	496,499	501,026
Property and equipment, net	110,143	117,191
Intangibles, net	27,874	30,169
Investment in unconsolidated affiliates	21,566	20,700
Other assets	22,795	43,138
Long-term assets of discontinued operations	—	44,781
Total assets	$1,159,909	$1,217,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$137,069	$154,103
Deferred revenue	279,815	297,636
Current portion of long-term debt	10,792	9,563
Current liabilities of discontinued operations	—	8,012
Total current liabilities	427,676	469,314
Long-term income taxes payable	36,348	54,636
Long-term debt, net, less current portion	188,457	201,821
Other long-term liabilities	26,022	16,635
Total liabilities	678,503	742,406
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 147,047 and 144,361 shares, respectively; outstanding: 89,297 and 87,936 shares, respectively	147	144
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,026,268	2,023,640
Accumulated deficit	(780,548)	(854,160)
Accumulated other comprehensive income	1,926	9,245
Less: Treasury stock, at cost, 57,750 and 56,425 shares, respectively	(766,387)	(758,371)
Total Monster Worldwide, Inc. stockholders' equity	481,406	420,498
Noncontrolling interest in subsidiary	—	54,247
Total stockholders' equity	481,406	474,745
Total liabilities and stockholders’ equity	$1,159,909	$1,217,151
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	The year ended December 31,
	2015	2014	2013
Revenue	$666,903	$725,571	$763,935
Salaries and related	325,875	394,915	363,268
Office and general	179,983	201,442	199,773
Marketing and promotion	119,177	139,469	163,194
Restructuring and other special charges	32,779	—	19,995
Goodwill impairment	—	325,800	—
Total operating expenses	657,814	1,061,626	746,230
Operating income (loss)	9,089	(336,055)	17,705
Gain on partial sale of equity method investment	8,849	—	—
Gain on deconsolidation of subsidiaries, net	—	11,828	—
Interest and other, net	(13,712)	(8,948)	(6,048)
Income (loss) before income taxes and income (loss) in equity interests	4,226	(333,175)	11,657
(Benefit from) provision for income taxes	(8,469)	(39,782)	19,268
Income (loss) in equity interests, net	465	(78)	(908)
Income (loss) from continuing operations	13,160	(293,471)	(8,519)
Income from discontinued operations, net of tax	64,513	9,664	8,230
Net income (loss)	$77,673	$(283,807)	$(289)
Net income attributable to noncontrolling interest	4,061	5,482	193
Net income (loss) attributable to Monster Worldwide, Inc.	$73,612	$(289,289)	$(482)
*Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.15	$(3.33)	$(0.08)
Income from discontinued operations, net of tax	0.67	0.05	0.08
Basic earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.82	$(3.29)	$—
*Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.14	$(3.33)	$(0.08)
Income from discontinued operations, net of tax	0.64	0.05	0.07
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.78	$(3.29)	$—
Weighted average shares outstanding:
Basic	89,942	88,045	106,947
Diluted	94,867	88,045	107,913
Net income (loss)	$77,673	$(283,807)	$(289)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	(7,219)	(56,811)	(23,859)
Comprehensive income (loss)	70,454	(340,618)	(24,148)
Comprehensive income attributable to noncontrolling interest	4,161	2,794	128
Comprehensive income (loss) attributable to Monster Worldwide, Inc.	$66,293	$(343,412)	$(24,276)
 * Earnings (loss) per share may not add in certain periods due to rounding
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity
Balance, January 1, 2013	139,837	$1,956,400	$(564,389)	$87,162	$(599,134)	$—	$880,039
Net (loss) income	—	—	(482)	—	—	193	(289)
Change in cumulative foreign currency translation adjustment	—	—	—	(23,794)	—	(65)	(23,859)
Repurchase of common stock	—	—	—	—	(107,167)	—	(107,167)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,187)	(6,061)	—	—	—	—	(6,061)
Sale of noncontrolling interest	—	18,278	—	—	—	54,346	72,624
Tax provision for stock-based compensation	—	166	—	—	—	—	166
Stock based compensation- restricted stock	3,021	28,692	—	—	—	—	28,692
Balance, December 31, 2013	141,671	$1,997,475	$(564,871)	$63,368	$(706,301)	$54,474	$844,145
Net (loss) income	—	—	(289,289)	—	—	5,482	(283,807)
Change in cumulative foreign currency translation adjustment	—	—	—	(54,123)	—	(2,688)	(56,811)
Repurchase of common stock	—	—	—	—	(52,070)	—	(52,070)
Tax withholdings related to net share settlements of restricted stock awards and units	(2,043)	(10,508)	—	—	—	—	(10,508)
Equity component of convertible note issuance, net	—	18,766	—	—	—	—	18,766
Purchase of capped call	—	(16,531)	—	—	—	—	(16,531)
Cash dividend	—	—	—	—	—	(3,021)	(3,021)
Tax provision for stock-based compensation	—	(2,058)	—	—	—	—	(2,058)
Stock based compensation- restricted stock	4,733	36,640	—	—	—	—	36,640
Balance, December 31, 2014	144,361	$2,023,784	$(854,160)	$9,245	$(758,371)	$54,247	$474,745
Net income	—	—	73,612	—	—	4,061	77,673
Change in cumulative foreign currency translation adjustment	—	—	—	(7,319)	—	100	(7,219)
Tax withholdings related to net share settlements of restricted stock awards and units	(1,572)	(8,680)	—	—	—	—	(8,680)
Sale of remaining interest in subsidiary	—	—	—	—	—	(48,390)	(48,390)
Repurchase of common stock	—	—	—	—	(8,016)	—	(8,016)
Cash dividend	—	—	—	—	—	(10,018)	(10,018)
Stock based compensation- restricted stock	4,258	11,311	—	—	—	—	11,311
Balance, December 31, 2015	147,047	$2,026,415	$(780,548)	$1,926	$(766,387)	$—	$481,406

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	The year ended December 31,
	2015	2014	2013
Cash flows provided by operating activities:
Net income (loss)	$77,673	$(283,807)	$(289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,422	48,643	59,156
Provision for doubtful accounts	1,825	1,707	2,367
Stock-based compensation	11,782	35,357	25,391
(Income) loss in equity interests, net	(465)	78	908
Impairment of investment & other intangibles	—	2,070	—
Non-cash restructuring charges	4,916	—	5,315
Deferred income taxes	6,395	(43,418)	28,574
Gain on deconsolidation of subsidiaries	—	(13,647)	—
Gain on partial sale of equity method investment	(8,849)	—	—
Tax benefit from change in uncertain tax positions	—	—	(14,355)
Amount reclassified from accumulated other comprehensive income	3,589	1,819	(23,109)
Goodwill impairment	—	325,800	—
Excess income tax benefit from equity compensation plans	—	(199)	(5,907)
Impairment of capitalized software costs	6,703	—	—
Gain from sale of remaining interest in subsidiary	(76,100)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,197	40,567	8,018
Prepaid and other	29,357	(12,508)	14,573
Deferred revenue	(9,416)	(32,716)	(22,189)
Accounts payable, accrued liabilities and other	(28,266)	13,009	(44,631)
Total adjustments	(3,910)	366,562	34,111
Net cash provided by operating activities	73,763	82,755	33,822
Cash flows provided by (used for) investing activities:
Capital expenditures	(28,900)	(39,843)	(32,616)
Payments for acquisitions, net of cash acquired	—	(27,005)	—
Investment in Alma Career Oy	(2,369)	(6,516)	—
Dividends received from equity investment and other	898	(2,163)	(6,266)
Cash received from partial sale of equity method investment	9,128	—	—
Capitalized patent defense costs	(2,305)	(4,539)	—
Net proceeds from sale of remaining interest in subsidiary	71,425	—	—
Net cash provided by (used for) investing activities	47,877	(80,066)	(38,882)
Cash flows (used for) provided by financing activities:
Payments on borrowings on credit facilities	(32,100)	(192,300)	(91,599)
Proceeds from borrowings on credit facilities	32,100	146,400	69,500
Payments on borrowings on term loan	(16,318)	(91,625)	(6,875)
Proceeds from borrowings on term loan	—	90,000	—
Proceeds from issuance of convertible notes	—	143,750	—
Fees paid on the issuance of debt and purchase of capped call	(1,110)	(23,111)	—
Repurchase of common stock	(8,016)	(52,070)	(107,167)
Tax withholdings related to net share settlements of restricted stock awards and units	(8,684)	(10,565)	(6,061)
Excess income tax benefit from equity compensation plans	—	199	5,907
Net proceeds from sale of noncontrolling interest	—	—	86,523
Distribution paid to minority shareholder	(10,018)	(3,021)	—
Net cash (used for) provided by financing activities	(44,146)	7,657	(49,772)
Effects of exchange rates on cash	(3,876)	(4,630)	(4,772)
Net increase (decrease) in cash and cash equivalents	$73,618	$5,716	$(59,604)
Cash and cash equivalents from continuing operations, beginning of period	$72,030	$70,066	$133,087
Cash and cash equivalents from discontinued operations, beginning of period	22,267	18,515	15,098
Cash and cash equivalents, beginning of period	$94,297	$88,581	$148,185
Cash and cash equivalents from continuing operations, end of period	$167,915	$72,030	$70,066
Cash and cash equivalents from discontinued operations, end of period	—	22,267	18,515
Cash and cash equivalents, end of period	$167,915	$94,297	$88,581
See accompanying notes.

MONSTER WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company
Monster Worldwide, Inc. (together with its consolidated subsidiaries, the “Company,” “Monster,” “Monster Worldwide,” “we,” “our” or “us”) has operations that consist of two reportable segments: Careers-North America and Careers-International. Revenue in the Company’s segments is primarily earned from the placement of job advertisements on the websites within the Monster network, access to the Monster network of online resume and social profile databases, recruitment media services and other career-related services. The Company’s segments provide online services to customers in a variety of industries throughout North America, Europe, and the Asia-Pacific region.
Prior to January 1, 2015, the Company reported a third reportable segment, Internet Advertising & Fees. Effective January 1, 2015, as a result of changes in Monster's internal management and reporting structure, operations of Internet Advertising & Fees are now included within the Careers-North America reportable segment. See Note 19 - Segment and Geographic Data.
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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but has the ability to exert significant influence, are accounted for under the equity method of accounting. All inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest in our former South Korean subsidiary is recorded net of tax as Net income attributable to noncontrolling interest. In October 2015, the Company sold its remaining ownership position in its South Korean subsidiary. See Note 4 - Discontinued Operations for additional details. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
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
Where appropriate, we recognize revenue in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The Company’s revenue associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence or (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of selling price is used. The Company utilizes VSOE in the majority of its multiple deliverable transactions. Under this accounting guidance, to treat elements in a multi-element arrangement as separate units of accounting, each element must have standalone value upon delivery. If the element has standalone value, the Company accounts for each element separately. In determining whether elements have standalone value, the Company considers the availability of the elements from other vendors, the nature of the elements, the timing of execution of contracts for customers and the contractual dependence of the element related to a customer’s acceptance.
For duration based contracts, we recognize revenue at the time that job postings and related accessories are displayed on the Monster network websites, based upon customer usage patterns. Revenue earned from subscriptions to the Monster network’s resume and social profile databases, applicant tracking services and other career-related services are recognized over the length of the underlying subscriptions, typically from two weeks to twelve months. The Company accounts for SaaS contracts as the services are being performed.
We recognize revenue for online advertising and performance based media as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by our users. We recognize revenue from the display of click-throughs on text based links as click-throughs occur. A click-through occurs when a user clicks on an advertiser’s listing. Revenue from lead generation is recognized as leads are delivered to advertisers.
Unearned revenues are reported on the balance sheet as deferred revenue. We review accounts receivable for those that may potentially be uncollectible and any accounts receivable balances that are determined to be uncollectible are included in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
Business Combinations
We account for business combinations in accordance with ASC 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. See Note 5 – Business Combinations.
Discontinued Operations
The Company accounts for business dispositions and its businesses held for sale in accordance with ASC 205-20, Discontinued Operations. ASC 205-20 requires the results of operations of business dispositions to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. See Note 4 – Discontinued Operations.
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
Cash and Cash Equivalents
Cash and cash equivalents, which primarily consist of bank deposits, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically payroll and other contractual obligations disbursed on or near the last day of a reporting period, are reported as current liabilities in the accompanying consolidated balance sheets.

Accounts Receivable
The Company’s accounts receivable primarily consist of trade receivables. Management reviews accounts receivable regularly to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2015 and 2014 are adequate. However, actual write-offs could exceed the recorded allowance. Excluding discontinued operations, the activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-Offs and Other	Ending Balance
2015	$3,173	$1,791	$(868)	$4,096
2014	$3,841	$1,681	$(2,349)	$3,173
2013	$4,540	$2,351	$(3,050)	$3,841
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
Internal Use Software and Website Development Costs
In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes costs to purchase or internally develop software for internal use, as well as costs incurred to design, develop, test and implement enhancements to its website. These costs are included in property and equipment with an estimated useful life of five years. Capitalized costs are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amounts. The Company recorded an impairment charge of $6,703 related to capitalized software costs during the fourth quarter of 2015.
Patent Defense Costs
The Company capitalizes legal costs incurred in the defense of the Company’s patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable.
Capitalized patent defense costs are amortized over the remaining expected life of the related patent. The Company’s assessment of future economic benefit or a successful defense of its patents involves considerable management judgment, and a different conclusion or outcome of litigation could result in a material impairment charge up to the carrying value of these assets. During the years ended December 31, 2015 and 2014, the Company capitalized $2,305 and $4,539 of legal fees associated with the defense of its patents, respectively.
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
As a corroborative source of information, the Company reconciles the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. See Note 6 - Goodwill and Intangible Assets.
Other intangible assets primarily consist of the value of customer relationships, trade names, resume databases, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to ten years.
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. As of December 31, 2015, there were no impairment indicators present.
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
The Company uses forward foreign exchange contracts as economic cash flow hedges to offset risks related to foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency inter-company accounts receivable and significant non-functional currency denominated transactions with third parties. The Company does not trade derivative financial instruments for speculative purposes. See Note 13 – Financial Derivative Instruments.

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
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
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
A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	The year ended December 31,
	2015	2014	2013
Basic weighted-average shares outstanding	89,942	88,045	106,947
Impact of stock options and non-vested stock under employee compensation plans(1)	948	—	966
Impact of 3.50% convertible senior notes due 2019(2)	3,977	—	—
Diluted weighted-average shares outstanding	94,867	88,045	107,913
Weighted-average anti-dilutive common stock equivalents - stock options and non-vested stock under employee compensation plans	675	6,937	5,337

(1)
For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the year ended December 31, 2014, those potential shares totaled approximately 3,046,000 which are included in the weighted average anti-dilutive common stock equivalents above, in addition to approximately 3,891,000 of out of the money anti-dilutive common stock equivalents for the year ended December 31, 2014.

(2)
On October 22, 2014, the Company consummated an offering of its 3.50% convertible senior notes due 2019 (the “Notes”). Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds approximately $5.33 per share of Monster’s common stock, the conversion price of the Notes. For the year ended December 31, 2015, the average stock price of Monster's common stock was $6.25 resulting in a potential dilutive impact of approximately 3,977,000 shares. For the period from the consummation of the offering of the Notes through December 31, 2014, the conversion feature of the Notes was anti-dilutive.

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

In November 2015, the FASB issued ASU 2015-17, which revises the guidance in ASC 740, Income Taxes, to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as non-current in the statement of financial position. The guidance is to be applied either prospectively or retrospectively, and is effective for reporting periods (interim and annual) beginning after December 15, 2016 for public companies. Early adoption is permitted. The implementation of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.
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
The Company recognized pre-tax compensation expense, excluding discontinued operations, in the consolidated statements of operations related to stock-based compensation as follows:

	The year ended December 31,
	2015	2014	2013
Non-vested stock, included in salaries and related	$11,673	$34,914	$25,031
Effective November 4, 2014, Salvatore Iannuzzi resigned as Chief Executive Officer and President of the Company. In connection with his resignation, the Company accelerated the vesting of 160,501 RSAs and 2,250,000 RSUs, resulting in $4,354 of additional non-cash compensation during the year ended December 31, 2014.
As of December 31, 2015, the Company has issued the following types of equity awards under its 2008 Equity Incentive Plan, as amended and restated:
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
Excluding discontinued operations, the tax benefits recognized on the non-vested stock-based compensation expenses were $3,660, $12,154, and $7,430 for the years ended December 31, 2015, 2014 and 2013, respectively. In the event that stock-based compensation vests at a price below the original grant date price, the recognized tax benefits will not be realized. Such tax benefit deficiencies may be charged to equity to the extent of accumulated excess realized tax benefits. At December 31, 2015, the Company has no remaining accumulated excess realized tax benefits. In the event that stock-based compensation vests at a price below the original grant date, the tax benefit deficiencies will be charged to the tax provision.
Service-Based Awards – During 2015, the Company granted an aggregate of 999,384 service-based RSUs to approximately 26 employees, executive officers and directors of the Company. The RSUs vest in various increments on the anniversaries of the individual grant dates, through December 8, 2019, subject to the recipient’s continued employment or service through each applicable vesting date. The Company did not grant RSAs in 2015. Compensation expense for service-based awards is recognized ratably over the requisite service period, net of estimated forfeitures.
During 2014, the Company granted an aggregate of 581,915 service-based RSUs to approximately 250 employees, executive officers and directors of the Company. The RSUs vest in various increments on the anniversaries of the individual grant dates, through December 9, 2018, subject to the recipient’s continued employment or service through each applicable vesting date. The Company did not grant RSAs in 2014.
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
Market-Based Awards – During 2015, the Company granted 400,000 market-based RSUs to 3 employees that will vest contingent on meeting certain stock price targets within five years of the grant date. The market-based RSUs vest in four tranches, with each tranche equaling 25% of the award, if, and when, certain stock price targets are achieved and maintained for a specified period, subject to the recipient’s continued employment and service through the one year anniversary of the target stock price being achieved. Compensation expense for market-based awards is recognized over the requisite service period as derived using a Monte Carlo simulation model, net of estimated forfeitures. The requisite service period is adjusted in the event the market condition is satisfied prior to the end of the derived service period. No market based RSAs were granted in 2015, and no market-based awards were granted during 2014.
During 2013, the Company granted 5,340,390 market-based RSUs to approximately 450 employees that will vest contingent on meeting certain stock price targets within five years of the grant date. The market-based RSUs vest in four tranches, with each tranche equaling 25% of the award, if, and when, certain stock price targets are achieved and maintained for a specified period, subject to the recipient’s continued employment and service through the one year anniversary of the target stock price being achieved. No market based RSAs were granted in 2013.
Performance-Based Awards – During 2015, the Company granted 350,000 RSUs to 2 employees, subject to certain specified performance-based conditions. Compensation expense is recognized based on the probability of achieving the performance conditions associated with the respective shares, as determined by management, net of estimated forfeitures. During 2014, the Company granted 35,000 RSUs to 2 employees, and during 2013, the Company granted 3,067,200 RSUs to approximately 1,100 employees, subject to certain specified performance-based conditions. No performance-based RSAs were granted in 2015, 2014 or 2013.
As of December 31, 2015, the unrecognized compensation expense related to non-vested stock was $11,187 which is expected to be recognized over a weighted-average period of 1.8 years.
The Company’s non-vested stock activity is as follows (shares in thousands):

	The year ended December 31,
	2015		2014		2013
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	8,554	$4.85	13,142	$5.58	7,639	$10.01
Granted RSAs	—	$—	—	$—	1,213	$4.72
Granted RSUs	1,749	$5.29	617	$5.58	8,694	$4.15
Forfeited	(1,556)	$4.82	(472)	$5.41	(1,386)	$10.93
Vested	(4,176)	$4.93	(4,733)	$7.11	(3,018)	$5.10
Non-vested at end of period	4,571	$4.95	8,554	$4.85	13,142	$5.58

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
Stock Options
The Company’s stock option activity is as follows (shares in thousands):

	The year ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	146	$32.32	928	$29.68	1,029	$29.04
Exercised	—	$—	—	$—	—	$—
Forfeited/expired/cancelled	(85)	$31.17	(782)	$29.02	(101)	$23.27
Outstanding at end of the period	61	$33.94	146	$32.32	928	$29.68
Options exercisable at end of period	61	$33.94	146	$32.32	928	$29.68
Aggregate intrinsic value of options exercised during the period	$—		$—		$—
Aggregate intrinsic value is calculated as the difference between the closing market price of the Company’s common stock as of each exercise date and the exercise price of the underlying options. The Company has not granted any stock options subsequent to 2008 and all options were fully expensed prior to January 1, 2014.
3. NONCONTROLLING INTEREST
In December 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. H&Q Korea, an affiliate of H&Q Asia Pacific, is a pioneer in the development of Korea’s private equity industry and one of the top private equity managers in the country. Based on the terms of the agreement, Monster maintained a controlling interest in the subsidiary and, accordingly, continued to consolidate the results of JobKorea in its consolidated financial statements.
The Company incurred transaction costs of approximately $3,500 related to the 2013 agreement with H&Q Korea, which were recorded within stockholders’ equity on the Company’s consolidated balance sheets. See Note 17 – Income Taxes for discussion on the tax impact of the 2013 transaction. In the fourth quarter of 2015, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea. See Note 4 - Discontinued Operations for additional details. The noncontrolling interest’s share of stockholders’ equity in JobKorea Ltd. is reflected as Noncontrolling interest in the Company’s consolidated balance sheets and was $0 and $54,247 as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, a cash distribution of $10,018 and $3,021, respectively, was declared and paid by JobKorea to both Monster and H&Q Korea. The noncontrolling interest’s share of net income was $4,061 and $5,482 for the years ended December 31, 2015 and December 31, 2014, respectively.
4. DISCONTINUED OPERATIONS

In December 2013, H&Q Korea acquired 49.99% of JobKorea from Monster and since that time the two companies have worked in partnership in managing the business (see Note 3 - Noncontrolling Interest for additional details). On September 28, 2015, the Company entered into an agreement to sell its 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85,000. The transaction closed on October 13, 2015 and is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. The Company recorded a net gain on the disposal of the business, including transaction fees and expenses, of $76,100 ($57,389 after-tax) which is included in income from discontinued operations in the table below. At October 13, 2015, there was a net accumulated unrealized currency translation loss of $3,589 related to the net assets of JobKorea which was recorded as income from discontinued operations as a result of the disposal. The Company does not expect to incur significant additional charges in future periods relating to JobKorea.

Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, have now been reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations related to JobKorea are as follows:

	The year ended December 31,
	2015	2014	2013
Revenue	$37,619	$44,441	$43,645
Income from discontinued operations, before tax	$86,787	$14,155	$15,765
Income tax expense(1)	(22,274)	(4,491)	(3,737)
Income from discontinued operations, net of tax	64,513	9,664	12,028
Less: income from discontinued operations attributable to noncontrolling interest, net of tax	4,061	5,482	193
Income from discontinued operations attributable to Monster Worldwide, Inc., net of tax	$60,452	$4,182	$11,835

(1)
Income tax expense related to the discontinued operation includes tax of JobKorea in addition to allocated corporate tax for all periods presented. Income tax expense in 2015 includes $18,711 of tax recognized on the gain on disposal of JobKorea.

There were no assets or liabilities of discontinued operations as of December 31, 2015. The major classes of assets and liabilities of discontinued operations as of December 31, 2014 are related to JobKorea, and are presented in the following table.

December 31, 2014
Cash and cash equivalents	$22,267
Accounts receivable, net of doubtful accounts of $122	2,954
Property and equipment, net	2,538
Goodwill	39,595
Prepaid and other assets	3,664
Total assets of discontinued operations	$71,018
Accounts payable, accrued expenses and other liabilities	$4,924
Deferred revenue	3,088
Total liabilities of discontinued operations	$8,012
During the third quarter of 2012, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its Careers-China business. The sale of the Careers-China business to Saongroup, Ltd. (“Saongroup”) was completed on February 5, 2013. The Company received a 10% minority interest in the combined Chinese business of Saongroup which is being accounted for under the cost method with an estimated fair value of zero based on available information. The Company recorded a loss from discontinued operations related to Careers-China, net of tax, of $1,724 in the year ended December 31, 2013.
During the fourth quarter of 2012, the Company made the strategic decision to discontinue operations in Latin America and Turkey. All of the Latin America and Turkey business operations were discontinued on or before December 31, 2012. The Company recorded a loss from discontinued operations related to Latin America and Turkey, net of tax, of $2,074 in the year ended December 31, 2013.

5. BUSINESS COMBINATIONS
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
6. GOODWILL AND INTANGIBLE ASSETS
The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. Prior to January 1, 2015, the Company had three reporting units which were equivalent to its three operating segments: Careers-North America, Careers-International, and Internet Advertising & Fees. Effective January 1, 2015, as a result of changes in its internal management and reporting structure, operations of Internet Advertising & Fees are now included within the Careers-North America operating segment. Following the segment change, the Company has two reporting units which are equivalent to its two operating segments: Careers-North America and Careers-International. All prior periods were adjusted to reflect the change.
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
As a corroborative source of information, the Company reconciles the estimated aggregate fair values of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium (an adjustment reflecting an estimated fair value on a control basis), to verify the reasonableness of the fair value of its reporting units obtained through the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. We monitor changes in our share price to ensure that our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.
For the annual goodwill impairment test performed in the fourth quarter of 2015, the Careers-International reporting unit's fair value substantially exceeded its carrying value. For the Careers-North America reporting unit, the Company calculated, using a combination of an income and market approach, that the fair value would have to be at least 15% less than the computed amount to result in any goodwill impairment charges. The recorded amount of goodwill for the Careers-North America reporting unit was $448,965 as of December 31, 2015. The Company believes the inputs and assumptions used in determining the fair value of the Careers-North America reporting unit are reasonable.
In the fourth quarter of 2014, primarily due to the decline of our market capitalization and the implications such decline had on the carrying value of our goodwill, which resulted in higher discount rates applied to forecasted cash flows, management concluded that there were circumstances evident which indicated the fair value of our reporting units could be below their carrying amounts. With the assistance of a third party valuation firm, the Company completed the first step of the impairment evaluation process in comparing the fair value of its reporting units to their respective carrying values. The Careers-International reporting unit had a fair value that substantially exceeded its carrying value. The Careers-North America reporting unit had carrying values which exceeded its fair value and therefore, the Company was required to complete the second step of the impairment evaluation for this reporting unit.
The second step of the impairment evaluation calculates the implied fair value of the goodwill, which is compared to the carrying value of goodwill. The implied fair value of goodwill is calculated by valuing all identifiable assets and liabilities of the reporting unit with potential impairment, as indicated in step one, at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess fair value of the reporting unit over the fair value of their identifiable assets and liabilities is the implied fair value of goodwill. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of goodwill exceeded the implied fair value of goodwill for the Careers-North America reporting unit, therefore the Company recorded a pre-tax goodwill impairment charge of $325,800 during the fourth quarter of 2014. On a net of tax basis, the charge was $263,047 after recognizing a tax benefit of $62,753. See Note 17 – Income Taxes for discussion on the tax impact of the impairment charge.
A summary of changes in goodwill by reportable segment, excluding discontinued operations related to JobKorea (See Note 4 - Discontinued Operations), are as follows:

	Careers-North America	Careers-International	Total
Balance as of December 31, 2014:
Goodwill	$774,765	$314,711	$1,089,476
Accumulated impairment losses	(325,800)	(262,650)	(588,450)
Net goodwill as of December 31, 2014	448,965	52,061	501,026
Translation and other adjustments, net	—	(4,527)	(4,527)
Balance as of December 31, 2015:
Goodwill	774,765	310,184	1,084,949
Accumulated impairment losses	(325,800)	(262,650)	(588,450)
Net goodwill as of December 31, 2015	$448,965	$47,534	$496,499
The Company’s intangible assets, excluding the assets of the discontinued operations, consisted of the following:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)
Customer relationships	$40,512	$(39,786)	$41,479	$(40,500)	2
Trademarks/Internet domains	14,134	—	14,297	—	Indefinite lived
Trade Names	7,966	(3,565)	7,786	(2,181)	2
Patents	8,970	(1,450)	8,428	(584)	5
Other	30,275	(29,182)	31,179	(29,735)	1
Total	$101,857	$(73,983)	$103,169	$(73,000)
The Company recorded amortization expense, excluding discontinued operations, of $2,672 , $2,373 and $8,308 relating to its intangible assets for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, the Company recorded an impairment charge of $1,000 on an indefinite-lived intangible asset in the fourth quarter of 2014.
Based on the carrying value of identified intangible assets recorded as of December 31, 2015, and assuming no subsequent impairment of the underlying assets, the estimated annual amortization expense for the next five years is as follows:

	2016	2017	2018	2019	2020
Estimated amortization expense	$2,687	$2,678	$2,581	$1,768	$909

7. RESTRUCTURING AND OTHER SPECIAL CHARGES
Reallocate to Accelerate
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The initiatives included a global workforce reduction of approximately 300 associates (excluding discontinued operations), lease exit costs, impairment of certain assets, and office and general expense controls. The Company does not expect to incur significant additional charges in future periods related to this program. The following table displays a roll forward of the restructuring and other special charges and related liability balances associated with the "Reallocate to Accelerate" program:

	Accrual at December 31, 2014	Expense	Cash Payments	Non-Cash Utilization	Accrual at December 31, 2015
Workforce reduction	$—	$20,498	$(16,189)	$—	$4,309
Consolidation of office facilities	—	6,043	(1,276)	—	4,767
Impairment of assets	—	4,916	—	(4,916)	—
Other costs and professional fees	—	1,322	(677)	—	645
Total	$—	$32,779	$(18,142)	$(4,916)	$9,721
November 2012 Restructuring
On November 8, 2012, the Company announced actions designed to concentrate resources on core businesses within North America and key European and Asian markets with increased spending in marketing and sales. The actions subsequently included (i) the sale of the Careers-China business which was completed on February 5, 2013, (ii) the exiting of the business operations in Latin America and Turkey and (iii) a strategic restructuring inclusive of a reduction in force of approximately 400 associates in North America and Europe (excluding discontinued operations), office consolidations and impairment of certain assets. See Note 4 - Discontinued Operations, for more information relating to the sale of the Careers-China business and the exiting of our businesses in Latin America and Turkey. During the year ended December 31, 2013, the Company incurred costs of $9,645 related to workforce reduction, $6,028 relating to consolidation of office facilities, $3,494 of impairment of assets, and $828 of other costs and professional fees pertaining to this restructuring program. No costs were incurred in the years ended December 31, 2015 and 2014 relating to the November 2012 restructuring program.
8. PROPERTY AND EQUIPMENT, NET
The Company’s property, equipment and accumulated depreciation balances, excluding assets of discontinued operations, are as follows:

	December 31, 2015	December 31, 2014
Capitalized software costs	$178,146	$209,007
Furniture and equipment	15,632	15,464
Leasehold improvements	35,846	40,103
Computer and communications equipment	152,563	152,722
	382,187	417,296
Less: accumulated depreciation	272,044	300,105
Property and equipment, net	$110,143	$117,191
Internally developed software costs capitalized were $30,333, $28,024, and $24,901 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in property and equipment, net in the Company’s consolidated balance sheets.
Depreciation expense, excluding discontinued operations, was $41,718, $44,944 and $48,850 for the years ended December 31, 2015, 2014 and 2013, respectively. During the fourth quarter of 2015, the Company recorded an impairment charge of $6,703 related to capitalized software costs. During the first quarter of 2014, the Company vacated, and wrote off assets associated with, its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our corporate headquarters in Weston, Massachusetts.

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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications in the year ended December 31, 2015.
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$33,791	$—	$33,791
Foreign exchange contracts	—	86	—	86
Total Assets	$—	$33,877	$—	$33,877
Liabilities:
Foreign exchange contracts	$—	$65	$—	$65
Lease exit liabilities	—	—	10,171	10,171
Total Liabilities	—	65	10,171	10,236
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$60,553	$—	$60,553
Foreign exchange contracts	—	74	—	74
Total Assets	$—	$60,627	$—	$60,627
Liabilities:
Foreign exchange contracts	$—	$265	$—	$265
Lease exit liabilities	—	—	8,515	8,515
Total Liabilities	$—	$265	$8,515	$8,780

We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations, restructuring activities of the Company and consolidation of office facilities and are recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. In the first quarter of 2015, as part of its "Reallocate to Accelerate" program, the Company vacated space in its Bedford, Massachusetts location (see Note 7 - Restructuring and Other Special Charges). In the first quarter of 2014, the Company vacated its office facilities in Maynard, Massachusetts and Cambridge, Massachusetts and moved in to our corporate headquarters in Weston, Massachusetts.
The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	The year ended December 31,
	2015	2014
Balance, Beginning of Period	$8,515	$12,550
Expense	6,359	7,208
Cash payments and changes in fair value	(4,703)	(11,243)
Balance, End of Period	$10,171	$8,515
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
10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments Year ended December 31,

	2015	2014
Beginning balance	$9,245	$63,368
Other comprehensive loss before reclassifications	(10,908)	(55,942)
Amounts reclassified from accumulated other comprehensive income	3,589	1,819
Net current period change in accumulated other comprehensive income	(7,319)	(54,123)
Ending balance	$1,926	$9,245
Amounts reclassified from accumulated other comprehensive income to income were as follows:

	Affected Line Item in the Statement Where Net Income Is Presented	Year ended December 31,
Details about AOCI Components		2015	2014
Foreign currency translation adjustments
Deconsolidation of foreign subsidiaries	Gain on deconsolidation of subsidiaries, net	$—	$1,819
Sale of foreign entity	Income from discontinued operations, net of tax	3,589	—
Total reclassifications		$3,589	$1,819

11. DECONSOLIDATION OF SUBSIDIARIES
Prior to January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001, with the remaining 75% held by Alma Media Corporation (“Alma Media”). Alma Media is a leading media company based in Finland, focused on digital services and publishing in Finland, the Nordic countries, the Baltics and Central Europe. Effective January 3, 2014, the Company expanded its relationship with Alma Media. Monster and Alma Media each contributed several additional entities and businesses into the existing joint venture and formed a significantly larger joint venture where Monster had an equity ownership of 15% with the opportunity to increase ownership up to 20%. The Company also contributed cash of approximately $6,500. Following closing, Monster no longer held a controlling interest in its subsidiaries in Poland, Hungary and the Czech Republic and therefore deconsolidated those subsidiaries effective January 3, 2014. The Company accounts for its investment under the equity method of accounting due to the Company’s ability to exert significant influence over the financial and operating policies of the new joint venture, primarily through our representation on the board of directors.
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
As a result of the deconsolidation, the Company recorded a net gain of $11,828 to Gain on deconsolidation of subsidiaries, net in the first quarter of 2014. See Note 17 – Income Taxes for discussion on the tax impact of the deconsolidation. On October 1, 2015, the Company exercised its option to increase ownership in Alma Career Oy, contributing cash of $2,369, resulting in a 16.7% equity investment in the entity. See Note 12 – Investments.
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
In 2008, the Company acquired a 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"). In the years ended December 31, 2014 and 2013, the Company expended an additional $1,331, and $1,897, respectively, for additional working capital requirements relating to the CareerOne. The carrying value of the investment was $296 and $0 as of December 31, 2014 and 2013, respectively, and was recorded on the Company’s consolidated balance sheets as a component of investment in unconsolidated affiliates. On March 31, 2015, the Company sold the majority of its 50% equity interest in CareerOne in an arms-length transaction, leaving the Company with a 10% interest. Total cash received from the transaction was $9,128, and the sale resulted in the recognition of a pre-tax gain of $8,849 in the first quarter of 2015. As a result of the sale, the Company no longer has the ability to exercise significant influence over CareerOne. Therefore, effective March 31, 2015, the remaining 10% interest retained by the Company is being accounted for under the cost method. See Note 17 – Income Taxes for discussion of the tax impact of the transaction.
As discussed in Note 11 – Deconsolidation of Subsidiaries, through January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001. The carrying value of the investment was $220 as of December 31, 2013. Effective January 3, 2014, the Company had a 15% equity investment in Alma Career Oy, a joint venture in Finland, Eastern Europe and the Baltics with Alma Media. On October 1, 2015, the Company exercised its option to increase ownership in Alma Career Oy, contributing cash of $2,369, resulting in a 16.7% equity investment in the entity. The Company received a dividend of $835 and $199 in the second quarter of 2015 and 2014, respectively, related to this investment. The carrying value of the investment was $21,566 and $20,404 as of December 31, 2015 and 2014, respectively, and was recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

Income (loss) in equity interests, net are as follows by equity investment:

	The year ended December 31,
	2015	2014	2013
Alma Career Oy	$864	$596	$—
Finland	—	—	343
CareerOne	(399)	(674)	(1,251)
Income (loss) in equity interests, net	$465	$(78)	$(908)
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
The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives are as follows:

	December 31, 2015
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	13,251	January 2016	86
Foreign currency exchange forwards	Accrued expenses and other current liabilities	14,044	January 2016	(65)
Total Derivative Instruments		$27,295		$21

	December 31, 2014
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	15,902	January 2015	74
Foreign currency exchange forwards	Accrued expenses and other current liabilities	25,378	January 2015	(265)
Total Derivative Instruments		$41,280		$(191)
The amounts of unrealized and realized net gains and changes in the fair value of our derivative positions are as follows:

	Location of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts	The year ended December 31,
		2015	2014	2013
Foreign currency exchange forwards	Interest and other, net	$433	$48	$644
	Income from discontinued operations, net of tax	(2,877)	—	160
		$(2,444)	$48	$804

14. LONG-TERM DEBT
Long-term debt, net of discounts where applicable, is summarized as follows:

	December 31,
	2015	2014
3.50% convertible senior notes due 2019	$143,750	$143,750
Term loan facility	71,431	87,750
Unamortized discount on convertible senior notes	(15,932)	(20,116)
	199,249	211,384
Less: current portion of long-term debt	10,792	9,563
Long-term debt, net, less current portion	$188,457	$201,821
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
On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100,000 revolving credit facility and $90,000 term loan facility, providing for a total of $190,000 in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement of $98,900 under the revolving credit facility. Each of the revolving credit facility and the term loan facility matures on October 31, 2017. On February 5, 2015, the Company entered into an amendment of the Third Amended Credit Agreement to provide the Company with flexibility in connection with its "Reallocate to Accelerate" initiatives. The amendment provides that up to $20,000 of costs and restructuring charges incurred during the fiscal year ending December 31, 2015 will be added back to Consolidated EBITDA, a defined term in the Third Amended Credit Agreement, which is a component of the Consolidated Leverage Ratio (as defined) and the Consolidated Fixed Charge Coverage Ratio (as defined).
The Third Amended Credit Agreement partially qualifies as a debt extinguishment in accordance with ASC 470 – Debt. Accordingly, the Company expensed $388 of financing fees classified as a debt extinguishment through interest & other, net during the fourth quarter of 2014. The remaining $3,080 of financing fees will be deferred and amortized through October 2017.
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2,569 payable on each of March 31, 2016, June 30, 2016, and September 30, 2016, $3,083 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity.
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

The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the closing date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of December 31, 2015, the Company was in full compliance with its covenants.
At December 31, 2015, the utilized portion of this credit facility was $71,431 in borrowings on the term loan facility, $0 borrowings on the revolving credit facility, and $89 in outstanding letters of credit. The portion of the term loan that is due within one year is $10,792 and is classified as short-term in the consolidated balance sheet. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheets. As of December 31, 2015, based on the calculation of the maximum consolidated leverage ratio, $99,911 of the Company’s revolving credit facility was available. At December 31, 2015, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.43%, 3.50% and 0.20%, respectively. As of December 31, 2015, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.23%.
15. SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION
Supplemental cash flow information to the consolidated statements of cash flows was as follows, including discontinued operations:

	Year Ended December 31,
	2015	2014	2013
Interest paid	$9,169	$7,390	$7,422
Income tax paid, net	$1,302	$7,843	$3,544
Non-cash investing and financing activities:
Net assets of entities contributed to Alma Career Oy	$—	$4,200	$—
Excess income tax benefit from equity compensation plans	$—	$199	$5,907

The following represents cash flows provided by (used in) our discontinued operations related to JobKorea:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities of discontinued operations	$10,854	$11,847	$15,370
Net cash used in investing activities of discontinued operations	$(241)	$(503)	$(1,031)

The following are a component of accrued expenses and other current liabilities:

	Year Ended December 31,
	2015	2014	2013
Accrued salaries, benefits, commissions, bonuses and payroll taxes	$33,108	$40,162	$40,613
16. STOCKHOLDERS’ EQUITY
Share Repurchase Plan
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75,000. Under the share repurchase program, shares of common stock will be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The share repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the year ended December 31, 2015, the Company repurchased 1,325,000 shares for a total of $7,990, excluding commissions, at an average price of $6.03 per share. The Company currently has $67,010 remaining under this repurchase program.
On April 30, 2013, the Board of Directors of the Company authorized a share repurchase program of up to $200,000 which expired on April 30, 2015. During the year ended December 31, 2014, the Company repurchased 7,125,988 shares for a total of $51,927, excluding commissions, at an average price of $7.29 per share. During the duration of this repurchase program, the Company repurchased 27,717,428 shares for a total of $158,683, excluding commissions, at an average price of $5.73 per share. No share repurchases were made during 2015 relating to this program.
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
The total number of shares of the Company’s Common Stock that may be granted under the 2008 Plan, as amended, is the sum of (i) 15,685,000 shares, and (ii) the number of shares subject to outstanding awards under the 1999 Plan that on or after April 16, 2008 either (a) cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares of Common Stock) or (b) are surrendered by participants under the 1999 Plan or are retained by the Company to pay all or a portion of the exercise price and/or withholding taxes relating to such awards. At December 31, 2015, 8,824,251 shares were available for future grants under the 2008 Plan, as amended and restated.
See Note 2- Stock-Based Compensation for activity related to the Company’s equity plans.
17. INCOME TAXES
The components of income (loss) before income taxes and income (loss) in equity interests are as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$32,382	$(326,935)	$31,291
Foreign	(28,156)	(6,240)	(19,634)
Income (loss) before income taxes and income (loss) in equity interests	$4,226	$(333,175)	$11,657

Income taxes relating to the Company’s operations are as follows:

	Years Ended December 31,
	2015	2014	2013
Current income taxes:
U.S. Federal	$(7,296)	$2,018	$2,814
State and local	(8,537)	(692)	(1,357)
Foreign	969	3,496	(10,308)
Total current income taxes	(14,864)	4,822	(8,851)
Deferred income taxes:
U.S. Federal	9,197	(36,744)	24,285
State and local	(1,577)	(9,770)	5,735
Foreign	(1,225)	1,910	(1,901)
Total deferred income taxes	6,395	(44,604)	28,119
(Benefit from) provision for income taxes	$(8,469)	$(39,782)	$19,268
The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$1,136	$941
Accrued expenses and other liabilities	4,421	9,731
Tax loss carry-forwards	57,205	71,916
Tax credits	55,531	55,312
Non-cash stock based compensation expense	3,170	6,552
Valuation allowance	(70,155)	(69,807)
Deferred tax assets	51,308	74,645
Deferred tax liabilities:
Foreign investments	(2,317)	(12,166)
Property and equipment	(28,491)	(25,018)
Goodwill and intangibles	(23,315)	(11,199)
Deferred tax liabilities	(54,123)	(48,383)
Net deferred tax (liabilities) assets	$(2,815)	$26,262
As of December 31, 2015 and 2014, net current deferred tax assets were $794 and $1,995, respectively, net current deferred tax liabilities were $554 and $0, respectively, net non-current deferred tax assets were $6,953 and $24,267, respectively, and net non-current deferred tax liabilities were $10,008 and $0, respectively.
At December 31, 2015, the Company has U.S. foreign tax credit carryovers and research and experimentation tax credit carryovers of $51,800 and $3,670, respectively, that expire in stages beginning in 2016 through 2025 and 2029 through 2034, respectively. The Company has net operating loss carry-forwards in various foreign countries around the world of $220,750, $207,100 of which have no expiration date and $13,650 of which expire in stages in years 2016 through 2022. In the U.S., the Company utilized tax loss carryovers to reduce domestic taxes of $12,506 and $0 in 2015 and 2014, respectively, that would otherwise have been payable.

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
In order to realize its deferred tax asset for foreign tax credit carryovers the Company is required to have sufficient U.S. taxable income, and sufficient “foreign source” income as defined by the U.S. tax code, regulations and interpretations thereunder. In evaluating future realization of deferred tax assets for foreign tax credit carryovers the Company forecasts future income levels and characterization thereof. The Company prepares tax credit realization models using varying scenarios and assumptions, and considers qualifying tax planning strategies. At December 31, 2015, the total carryover for foreign tax credits is $51,800. The Company believes it is more likely than not that approximately $22,000 of foreign tax credit carryovers will not be realized before their expiration.
The income tax provision from continuing operations was increased by $4,318, $25,123 and $5,221 in 2015, 2014 and 2013, respectively, due to valuation allowances, $696, $21,347 and $1,691 of which related to deferred tax assets that existed at the beginning of the respective years. In addition, in 2015 the valuation allowance was increased by $3,000 due to recognition of uncertain tax positions which are not considered more likely than not to be realized, and the valuation allowance decreased by $4,248 due to expiration of certain foreign losses and foreign currency translation changes, and $2,603 due to enacted tax rate reductions on deferred tax assets with full valuation allowances. The valuation allowance decreased $4,222 in 2014 due to expiration of losses with full valuation allowances and deconsolidation of certain subsidiaries with tax valuation allowances (see Note 11 – Deconsolidation of Subsidiaries), and was decreased by $4,472 in 2013 primarily due to the effect of enacted reductions in the tax rates on deferred tax assets with a full valuation allowance, or expiration of tax losses with a full valuation allowance. These additional items did not result in a net charge or benefit to the tax provision.

Income taxes related to the Company’s income (loss) before income taxes and income (loss) in equity interests differ from the amount computed using the Federal statutory income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
Income taxes at Federal statutory rate	$1,480	$(116,609)	$4,081
State income taxes, net of Federal income tax effect	2,065	(13,767)	1,152
Foreign tax rate differences	3,740	2,148	5,559
Change in valuation allowance	7,318	20,901	749
Reversals of accrued income tax	(10,618)	(1,143)	(12,391)
Interest expense on tax liabilities, net of reversals	(7,945)	710	(189)
Disposal of investments	(7,529)	—	—
Non-deductible compensation and other expenses	2,063	915	1,914
Effect of foreign partnerships and joint venture	168	2,750	—
Tax benefit deficiencies	789	—	—
Effect of intercompany loans	—	392	250
Non-deductible goodwill impairment	—	65,938	—
Research and experimentation tax credit	—	(2,017)	—
Sale of noncontrolling interest	—	—	18,143
(Benefit from) provision for income taxes	$(8,469)	$(39,782)	$19,268
For the years ended December 31, 2015, 2014 and 2013, the Company has recorded a tax (benefit) provision in discontinued operations of $22,274, $4,491 and $(2,670), respectively. The tax provision recorded to discontinued operations in 2015 relates to the disposal of our remaining 50.01% interest in our former South Korean subsidiary, and is comprised of reclassified taxes of the discontinued operation of $3,563 and a provision of $18,711 on the net gain of $76,100 recognized on the disposal (see Note 4 - Discontinued Operations).

In the first quarter of 2015, the Company disposed of the majority of its 50% interest in CareerOne, resulting in a $4,896 increase to its tax provision (see Note 12 - Investments). In the third quarter of 2015, the Company recorded a tax benefit of $8,930 due to a loss on our remaining 10% interest in a joint venture in China (see Note 4 - Discontinued Operations).
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
In November 2013, the Company entered in to an agreement to sell a 49.99% interest in JobKorea Ltd., its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000 (see Note 3 – Noncontrolling Interest). The transaction, which was accounted for as a sale of a noncontrolling interest, resulted in a sale for tax purposes. A tax provision of $30,853 was recorded on the transaction of which $12,709 was charged to stockholder’s equity and $18,143 was charged to the continuing operations tax provision. As a result of the sale, the remaining 50.01% investment retained by the Company was characterized as a partnership for U.S. tax reporting purposes. On October 13, 2015 the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea.
In 2015, 2014 and 2013, the Company repatriated $10,018, $3,121 and $13,385, respectively, of cash from its former subsidiary in South Korea.
A provision has not been made for United States or additional foreign taxes on substantially all undistributed earnings of foreign subsidiaries as the Company plans to utilize these undistributed earnings to finance expansion or operating requirements of subsidiaries outside of the United States or due to local country restrictions. Such earnings will continue to be indefinitely reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or United States affiliates, or if the Company should sell its stock in the foreign subsidiaries. Due to various complexities in computing the residual U.S. tax liability, particularly when the timing or form of future repatriations has not been determined, it is not practicable to determine the amount of additional tax, if any, that might be payable on undistributed foreign earnings. The Company estimates its undistributed foreign earnings for which deferred taxes have not been provided are approximately $21,000.
As of December 31, 2015 and 2014, the Company has recorded a liability for $36,348 and $54,636 respectively, which includes unrecognized tax benefits of $23,059 and $30,389, respectively, and estimated accrued interest and penalties of $13,289 and $24,247, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of the (benefit from) provision for income taxes in the Company’s consolidated statement of operations. Interest accrued on unrecognized tax benefits included in the 2015, 2014 and 2013 income tax provision in the statement of operations was $1,707, $2,695, and $2,932, respectively. In 2015, 2014 and 2013 interest expense was recorded net of reversals of prior years’ interest and penalties of $12,607, $1,523, and $3,248, respectively. The net tax effect of interest, penalties and reversals was a charge (credit) of $(7,945), $710, and $(189) in the years ended December 31, 2015, 2014 and 2013, respectively.
A reconciliation of the total amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance, beginning of period	$30,389	$30,005	$40,075
Gross increases: tax positions taken in prior periods	7,571	—	515
Gross decreases: tax positions taken in prior periods	(13,424)	(1,040)	(13,042)
Gross increases: tax positions taken in current year	1,352	2,911	2,457
Gross decreases: lapse of statute of limitation	(2,829)	(1,487)	—
Balance, end of period	$23,059	$30,389	$30,005
If the unrecognized tax benefits at December 31, 2015, 2014 and 2013 were recognized in full, $23,059, $30,389, and $30,005, respectively, would impact the effective tax rate.
During 2015, the Company recognized previously unrecognized tax positions of $16,253 which, net of related deferred tax assets and accrued competent authority recovery, favorably impacted the effective tax rate by $10,618. Of the recognized benefits approximately $3,000 are more likely than not to not be realized and the valuation allowance was increased by $3,000, $13,424 of the recognized benefits were due to resolutions of tax examinations, and $2,829 was due to the expiration of statutes of limitations. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12,607, which, net of reversals of related deferred tax assets, favorably impacted the effective rate by $8,977. The total net effect of the recognition of prior tax benefits, the offsetting effect of tax valuation allowances, and reversals of accrued interest and penalties was a tax benefit of $16,595. The tax matters relate primarily to allocation of income among tax jurisdictions.
During 2014, the Company recognized previously unrecognized tax positions of $2,525 which on a net of tax basis favorably impacted the effective rate by $1,143, primarily as a result of lapses of statutes of limitations. The Company also reversed accrued interest on unrecognized tax positions of $1,523, which favorably impacted the effective rate by $921. The total net effect of the reversals of tax and interest was a tax benefit of $2,064. The tax matters reversed relate primarily to allocation of income among tax jurisdictions.
During 2013, the Company recognized previously unrecognized tax positions of $12,979 which on a net of tax basis favorably impacted the effective rate by $12,391 as a result of resolutions of tax examinations and lapses of statutes of limitations. The Company also reversed accrued interest on unrecognized tax positions of $3,248, which favorably impacted the effective rate by $1,963. The tax matters reversed relate primarily to characterization of certain intercompany loans for tax purposes and allocation of income among jurisdictions.
The Company conducts business globally and as a result, the Company or one or more subsidiaries is subject to United States federal income taxes and files income tax returns in various states and approximately 40 foreign jurisdictions. In the normal course of business, the Company is subject to tax examinations by taxing authorities including major jurisdictions such as Germany, United Kingdom, and the United States as well as other countries in Europe and the Asia/Pacific region. The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2011 in Germany, 2013 in the United Kingdom, and 2012 in the United States. Tax years are generally considered closed from examinations when the statute of limitations expires. The United States Internal Revenue Service has recently commenced a tax examination of the year ended December 31, 2013. The examination is in its very early stages and no material adjustments have been proposed.

The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4,000 in the next twelve months due to expirations of statutes of limitations or resolutions of examinations. The tax matters relate to allocation of income between tax jurisdictions and the amount of tax loss carryovers.
18. COMMITMENTS
Leases
The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases, and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at December 31, 2015, excluding discontinued operations:

	Operating Leases	Estimated Sublease Income
2016	$31,663	$3,756
2017	28,975	3,851
2018	26,465	3,740
2019	23,201	3,574
2020	19,636	3,574
Thereafter	42,389	854
	$172,329	$19,349
Total rent and related expenses under operating leases, excluding discontinued operations, were $36,847, $50,155, and $41,528, for the years ended December 31, 2015, 2014 and 2013, respectively. Operating lease obligations after 2015 relate primarily to office facilities.
Other Contractual Commitments
We also have $33,322 of non-cancelable contractual commitments as of December 31, 2015, excluding obligations under our financing agreements, primarily related to agreements for marketing arrangements and software licenses and subscriptions. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum pricing as of the reporting date. The majority of these commitments are due within two years. See Note 14 – Long-Term Debt for discussion on our obligations under our financing agreements.
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
Employee Benefit Plans
The Company has a 401(k) profit-sharing plan covering all eligible employees. Since October 2010, after a temporary suspension from April 2009 through September 2010, the Company has provided for employer matching contributions equal to 50% of employee contributions, up to a maximum of 6% of their eligible compensation. Matching contributions are paid to participating employees in the form of the Company’s Common Stock or cash. Salaries and related expenses, excluding discontinued operations, contain $4,105, $4,050, and $4,060 of employer matching contributions for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company also has defined contribution employee benefit plans for its employees outside of the United States. The cost of these plans included in salaries and related expenses, excluding discontinued operations, were $1,770, $2,027, and $1,796 for the years ended December 31, 2015, 2014 and 2013, respectively.

19. SEGMENT AND GEOGRAPHIC DATA
As of January 1, 2015, the Company changed the composition of its reportable segments to reflect changes in its internal management and reporting structure. The prior period segment information contained below has been restated to reflect the Company’s new operating structure. The Company conducts business in two reportable segments: Careers-North America and Careers-International. Corporate operating expenses are not allocated to the Company’s reportable segments. See Note 1 - Basis of Presentation and Significant Accounting Policies for a description of our operating segments. The operating results for JobKorea, which had previously been included in the Careers-International segment have now been reclassified as discontinued operations for all periods presented. See Note 4 - Discontinued Operations for additional details.
The following tables present the Company’s operations, excluding discontinued operations, by reportable segment and by geographic region:

	The year ended December 31,
	2015	2014	2013
Revenue
Careers – North America	$473,806	$500,949	$518,956
Careers – International	193,097	224,622	244,979
Revenue	$666,903	$725,571	$763,935
Operating Income (Loss)
Careers – North America	$82,354	$(246,918)	$89,501
Careers – International	(39,420)	(38,888)	(34,082)
	42,934	(285,806)	55,419
Corporate expenses	(33,845)	(50,249)	(37,714)
Operating Income (Loss)	$9,089	$(336,055)	$17,705
Depreciation and Amortization
Careers – North America	$28,902	$27,970	$35,558
Careers – International	14,269	17,846	20,877
	43,171	45,816	56,435
Corporate expenses	1,219	1,499	724
Depreciation and Amortization	$44,390	$47,315	$57,159
Restructuring and Other Special Charges
Careers – North America	$15,026	$—	$9,878
Careers – International	14,773	—	7,866
Corporate expenses	2,980	—	2,251
Restructuring and Other Special Charges	$32,779	$—	$19,995
Goodwill Impairment
Careers – North America	$—	$325,800	$—
Careers – International	—	—	—
Corporate expenses	—	—	—
Goodwill Impairment	$—	$325,800	$—
Revenue by Geographic Region (a)
United States	$459,794	484,252	$500,746
International	207,109	241,319	263,189
Revenue	$666,903	$725,571	$763,935
Long-lived Assets by Geographic Region (b)
United States	$87,440	89,343	$88,284
International	22,703	27,848	32,660
Total Long-Lived Assets	$110,143	$117,191	$120,944

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets includes property and equipment, net.

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

On or about October 12, 2015, TalentBin, Inc., a subsidiary of the Company, was served with notice of a purported consumer class action for allegedly assembling, scoring and sharing candidate profiles in violation of the Fair Credit Reporting Act and the California Investigative Consumer Reporting Agencies Act.  The lawsuit, entitled Eric Halvorson, et. al., individually and on behalf of all others similarly situated vs. TalentBin, Inc. (Case No. CGC 15 548270), was brought in the Superior Court of the State of California, County of San Francisco. On or about November 2015, the action was removed to the United States District Court, Northern District of California.  The Plaintiff seeks injunctive relief, monetary damages, pre- and post-judgment interest, statutory penalties of between one hundred dollars and one thousand dollars per violation, punitive damages and other costs and attorney’s fees.  The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(In thousands, except per share amounts)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$172,882	$167,730	$167,082	$159,209	$666,903
Salaries and related	89,350	85,363	79,787	71,375	325,875
Office and general	44,794	42,998	43,638	48,553	179,983
Marketing and promotion	30,631	30,416	30,044	28,086	119,177
Restructuring and other special charges	20,092	5,915	2,780	3,992	32,779
Total operating expenses	184,867	164,692	156,249	152,006	657,814
Operating (loss) income	(11,985)	3,038	10,833	7,203	9,089
Gain on partial sale of equity method investment	8,849	—	—	—	8,849
Interest and other, net	(3,206)	(3,409)	(3,674)	(3,423)	(13,712)
(Loss) income before income taxes and (loss) income in equity interests	(6,342)	(371)	7,159	3,780	4,226
(Benefit from) provision for income taxes	(13,945)	1,819	(2,361)	6,018	(8,469)
(Loss) income in equity interests, net	(220)	292	249	144	465
Income (loss) from continuing operations	7,383	(1,898)	9,769	(2,094)	13,160
Income from discontinued operations, net of tax	1,806	2,036	2,163	58,508	64,513
Net income	9,189	138	11,932	56,414	77,673
Net income attributable to noncontrolling interest	1,019	1,181	1,512	349	4,061
Net income (loss) attributable to Monster Worldwide, Inc.	$8,170	$(1,043)	$10,420	$56,065	$73,612
Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.08	$(0.02)	$0.11	$(0.02)	$0.15
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.64	0.67
Basic earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.09	$(0.01)	$0.12	$0.62	$0.82
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.08	$(0.02)	$0.10	$(0.02)	$0.14
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.64	0.64
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.09	$(0.01)	$0.11	$0.62	$0.78
Weighted average shares outstanding:
Basic	89,137	90,067	90,340	90,205	89,942
Diluted	91,474	90,067	96,839	90,205	94,867

Net income	$9,189	$138	$11,932	$56,414	$77,673
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(9,104)	2,933	(4,925)	3,877	(7,219)
Comprehensive income	85	3,071	7,007	60,291	70,454
Comprehensive income (loss) attributable to noncontrolling interest	1,270	852	(1,701)	3,740	4,161
Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(1,185)	$2,219	$8,708	$56,551	$66,293
See further description of restructuring, gain on partial sale of equity method investment, income taxes, discontinued operations net income attributable to noncontrolling interest in Notes 7, 12, 17, 4 and 3, respectively.

MONSTER WORLDWIDE, INC.
FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
(In thousands, except per share amounts)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenue	$187,626	$183,040	$179,591	$175,314	$725,571
Salaries and related	97,446	98,622	95,800	103,047	394,915
Office and general	53,931	47,889	50,376	49,246	201,442
Marketing and promotion	39,629	35,496	33,383	30,961	139,469
Goodwill impairment	—	—	—	325,800	325,800
Total operating expenses	191,006	182,007	179,559	509,054	1,061,626
Operating (loss) income	(3,380)	1,033	32	(333,740)	(336,055)
Gain on deconsolidation of subsidiaries, net	11,828	—	—	—	11,828
Interest and other, net	(1,434)	(1,759)	(1,930)	(3,825)	(8,948)
Income (loss) before income taxes and loss in equity interests	7,014	(726)	(1,898)	(337,565)	(333,175)
Provision for (benefit from) income taxes	5,660	414	841	(46,697)	(39,782)
(Loss) income in equity interests, net	(133)	58	75	(78)	(78)
Income (loss) from continuing operations	1,221	(1,082)	(2,664)	(290,946)	(293,471)
Income from discontinued operations, net of tax	2,018	2,578	2,313	2,755	9,664
Net income (loss)	3,239	1,496	(351)	(288,191)	(283,807)
Net income attributable to noncontrolling interest	1,174	1,462	1,318	1,528	5,482
Net income (loss) attributable to Monster Worldwide, Inc.	$2,065	$34	$(1,669)	$(289,719)	$(289,289)
Basic earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.03)	$(3.33)	$(3.33)
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.01	0.05
Basic earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.02	$—	$(0.02)	$(3.31)	$(3.29)
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.03)	$(3.33)	$(3.33)
Income from discontinued operations, net of tax	0.01	0.01	0.01	0.01	0.05
Diluted earnings (loss) per share attributable to Monster Worldwide, Inc.	$0.02	$—	$(0.02)	$(3.31)	$(3.29)
Weighted average shares outstanding:
Basic	91,102	87,080	86,576	87,478	88,045
Diluted	94,416	87,080	86,576	87,478	88,045

Net income (loss)	$3,239	$1,496	$(351)	$(288,191)	$(283,807)
Other comprehensive income (loss):
Foreign currency translation adjustments, net	3,496	(2,861)	(27,563)	(29,883)	(56,811)
Comprehensive income (loss)	6,735	(1,365)	(27,914)	(318,074)	(340,618)
Comprehensive income (loss) attributable to noncontrolling interest	347	4,379	(14)	(1,918)	2,794
Comprehensive income (loss) attributable to Monster Worldwide, Inc.	$6,388	$(5,744)	$(27,900)	$(316,156)	$(343,412)
See further description of goodwill impairment, gain on deconsolidation of subsidiaries, net, income taxes, discontinued operations and net income attributable to noncontrolling interest in Notes 6, 11, 17, 4 and 3, respectively.
 ___________________________

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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, believe that as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
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
New York, New York
We have audited Monster Worldwide, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Monster Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monster Worldwide, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 11, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
February 11, 2016

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this item is incorporated by reference to the information appearing under the headings “Corporate Governance and Board of Directors Matters,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2015 pursuant to Regulation 14A of the Exchange Act. The information under the heading “Executive Officers” in “Item 1. Business” of this Annual Report on Form 10-K is also incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2015 pursuant to Regulation 14A of the Exchange Act.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2015 pursuant to Regulation 14A of the Exchange Act.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2015 pursuant to Regulation 14A of the Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the Company’s fiscal year end of December 31, 2015 pursuant to Regulation 14A of the Exchange Act.

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
Chief Executive Officer
Dated: February 11, 2016
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ TIMOTHY T. YATES	Chief Executive Officer and Director	February 11, 2016
Timothy T. Yates	(principal executive officer)

/s/ MICHAEL B. MCGUINNESS	Executive Vice President and	February 11, 2016
Michael B. McGuinness	Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ EDMUND P. GIAMBASTIANI, JR.	Chairman of the Board and Director	February 11, 2016
Edmund P. Giambastiani, Jr.

/s/ JOHN GAULDING	Director	February 11, 2016
John Gaulding

/s/ JAMES P. MCVEIGH	Director	February 11, 2016
James P. McVeigh

/s/ GILLIAN MUNSON	Director	February 11, 2016
Gillian Munson

/s/ JEFFREY F. RAYPORT	Director	February 11, 2016
Jeffrey F. Rayport

/s/ ROBERTO TUNIOLI	Director	February 11, 2016
Roberto Tunioli

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended – Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007
3.2	Amended and Restated Bylaws – Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 27, 2010
4.1	Form of Common Stock Certificate – Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007
4.2
Indenture, dated as of October 22, 2014, between Monster Worldwide, Inc. and Wilmington Trust, National Association, as trustee – Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2014

10.1*	Form of Indemnification Agreement – Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-12471) filed on September 23, 1996
10.2*	Monster Worldwide, Inc. Amended and Restated 2008 Equity Incentive Plan – Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2014
10.3*	Monster Worldwide, Inc. 1999 Long Term Incentive Plan, as amended as of January 1, 2008 – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008
10.4*
Monster Worldwide, Inc. Second Amended and Restated Executive Incentive Plan – Incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2014

10.5*	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting, December 2015 Version) – Filed herewith
10.6*	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Stock Price Targets, December 2015 Version) – Filed herewith
10.7*	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for January 7, 2015 Awards to Timothy T. Yates and Mark C. Stoever (Stock Price Targets) – Filed herewith
10.8*	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for January 7, 2015 Awards to Timothy T. Yates and Mark C. Stoever (Adjusted EBITDA Margin Targets) – Filed herewith
10.9*
Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting, 2014 Version) – Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 10, 2015

10.10*
Form of Monster Worldwide, Inc. Performance-Based Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Stock Price Targets, 2013 Version) – Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 10, 2014

10.11*
Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting, 2012 Version) – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2012

10.12*
Form of Monster Worldwide, Inc. Restricted Stock Award Grant Notice for Executive Officers and Senior Employees (Time-Based Vesting) – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2012

10.13*	Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Unit Award Agreement for Initial Grants of Restricted Stock Units – Filed herewith
10.14*
Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Unit Award Agreement for Annual Grants of Restricted Stock Units – Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 10, 2015

10.15*
Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for Initial Grants of Restricted Stock (Prior to 2014) – Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011

10.16*
Form of Monster Worldwide, Inc. Non-Employee Director Restricted Stock Agreement for Annual Grants of Restricted Stock (Prior to 2014) – Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011

10.17*
Employment Agreement, effective as of November 4, 2014, by and between Monster Worldwide, Inc. and Timothy T. Yates – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on January 13, 2015

10.18*
Amended and Restated Employment Agreement, effective as of February 28, 2012, by and between Monster Worldwide, Inc. and Mark Stoever – Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on February 13, 2013

Exhibit Number	Description
10.19*
Employment Agreement, effective as of May 28, 2012, by and between Monster Worldwide, Inc. and Michael B. McGuinness – Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on February 10, 2014

10.20*	Amendment to Employment Agreement, effective as of October 29, 2015, by and between Monster Worldwide, Inc. and Michael B. McGuinness – Filed herewith
10.21*	Employment Agreement, effective as of October 15, 2007, by and between Monster Worldwide, Inc. and Michael C. Miller, as amended effective as of January 1, 2009 and February 28, 2012 – Filed herewith
10.22*
Letter Agreement, dated November 3, 2014, between Monster Worldwide, Inc. and Salvatore Iannuzzi – Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 10, 2015

10.23
Purchase Agreement, dated October 16, 2014, by and among Monster Worldwide, Inc. and the initial purchasers named therein – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2014

10.24
Base Capped Call Transaction, dated October 16, 2014, by and between Monster Worldwide, Inc. and Bank of America, N.A. – Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2014

10.25
Additional Capped Call Transaction, dated October 21, 2014, by and between Monster Worldwide, Inc. and Bank of America, N.A. – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2014

10.26
Third Amended and Restated Credit Agreement, dated October 31, 2014, by and among Monster Worldwide, Inc., certain of Monster Worldwide, Inc.’s subsidiaries that may be designated as borrowers, Bank of America, N.A., in its capacity as administrative agent, swing line lender and l/c issuer and the other lenders identified – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2014

10.27
First Amendment to Third Amended and Restated Credit Agreement, dated February 6, 2015, made by Monster Worldwide, Inc. and the lenders party thereto – Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 10, 2015

10.28
Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 23, 2015, made by Monster Worldwide, Inc. and the lenders party thereto – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015

10.29
Third Amended and Restated Subsidiary Guaranty, dated October 31, 2014, by the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent – Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2014

10.30
Second Amended and Restated U.S. Pledge Agreement, dated October 31, 2014, by Monster Worldwide, Inc., and the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent – Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 4, 2014

10.31
Security Agreement, dated October 31, 2014, by Monster Worldwide, Inc., and the domestic subsidiaries of Monster Worldwide, Inc., party thereto in favor of Bank of America, N.A., in its capacity as administrative agent– Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 4, 2014

10.32
Unit Purchase Agreement, dated as of November 6, 2013, by and among Odyssey Partners Private Equity Fund, Monster Worldwide, Inc. and KJB Holding Corp. – Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2013

10.33
Unit Purchase Agreement, dated as of September 28, 2015, by and among Jupiter Holdings Co., Ltd, Monster Worldwide, Inc. and KJB Holding Corp. – Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015

21.1	Subsidiaries of the Company – Filed herewith
23.1	Consent of BDO USA, LLP – Filed herewith
31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith
31.2	Certification by Michael B. McGuinness pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith
32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith
32.2	Certification by Michael B. McGuinness pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith

Exhibit Number	Description
101.INS	XBRL Instance Document – Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document – Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document – Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document – Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document – Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document – Filed herewith
______________________________

*	Management contract or compensatory plan or arrangement