Form 10-Q
period 2016-03-31
MONSTER WORLDWIDE, INC.
filed 2016-05-05
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2016
Common Stock	88,934,646

MONSTER WORLDWIDE, INC.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$157,787	$172,882
Salaries and related	78,149	89,350
Office and general	41,781	44,794
Marketing and promotion	29,482	30,631
Restructuring and other special charges	—	20,092
Total operating expenses	149,412	184,867
Operating income (loss)	8,375	(11,985)
Gain on partial sale of equity method investment	—	8,849
Interest and other, net	(3,477)	(3,206)
Income (loss) before income taxes and income (loss) in equity interests, net	4,898	(6,342)
Provision for (benefit from) income taxes	3,307	(13,945)
Income (loss) in equity interests, net	250	(220)
Income from continuing operations	1,841	7,383
Income from discontinued operations, net of tax	—	1,806
Net income	1,841	9,189
Net income attributable to noncontrolling interest	—	1,019
Net income attributable to Monster Worldwide, Inc.	$1,841	$8,170
Basic earnings per share attributable to Monster Worldwide, Inc.:
Income from continuing operations	$0.02	$0.08
Income from discontinued operations, net of tax	—	0.01
Basic earnings per share attributable to Monster Worldwide, Inc.	$0.02	$0.09
Diluted earnings per share attributable to Monster Worldwide, Inc.:
Income from continuing operations	$0.02	$0.08
Income from discontinued operations, net of tax	—	0.01
Diluted earnings per share attributable to Monster Worldwide, Inc.	$0.02	$0.09
Weighted average shares outstanding:
Basic	88,922	89,137
Diluted	89,786	91,474
Net income	$1,841	$9,189
Other comprehensive income:
Foreign currency translation adjustments, net	1,354	(9,104)
Comprehensive income	3,195	85
Comprehensive income attributable to noncontrolling interest	—	1,270
Comprehensive income (loss) attributable to Monster Worldwide, Inc.	$3,195	$(1,185)

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,716	$167,915
Accounts receivable, net of allowance for doubtful accounts of $3,987 and $4,096, respectively	244,110	260,518
Prepaid and other	54,941	52,599
Total current assets	430,767	481,032
Goodwill	497,137	496,499
Property and equipment, net	109,464	110,143
Intangibles, net	27,249	27,874
Investment in unconsolidated affiliates	25,039	21,566
Other assets	18,090	17,818
Total assets	$1,107,746	$1,154,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	108,576	137,069
Deferred revenue	270,925	279,815
Current portion of long-term debt, net	10,287	9,773
Total current liabilities	389,788	426,657
Long-term income taxes payable	37,025	36,348
Long-term debt, net, less current portion	174,156	184,499
Other long-term liabilities	25,304	26,022
Total liabilities	626,273	673,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 147,352 and 147,047 shares, respectively; outstanding: 88,536 and 89,297 shares, respectively	147	147
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,026,179	2,026,268
Accumulated deficit	(778,707)	(780,548)
Accumulated other comprehensive income	3,280	1,926
Less: Treasury stock, at cost, 58,816 and 57,750 shares, respectively	(769,426)	(766,387)
Total stockholders' equity	481,473	481,406
Total liabilities and stockholders’ equity	$1,107,746	$1,154,932
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows (used for) provided by operating activities:
Net income	$1,841	$9,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,025	11,807
Provision for doubtful accounts	504	323
Stock-based compensation	1,079	4,465
(Income) loss in equity interests, net	(250)	220
Non-cash restructuring charges	—	4,226
Deferred income taxes	1,636	3,933
Gain on partial sale of equity method investment	—	(8,849)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	16,204	(255)
Prepaid and other	312	(4,298)
Deferred revenue	(9,452)	9,946
Accounts payable, accrued liabilities and other	(30,541)	(3,948)
Total adjustments	(10,483)	17,570
Net cash (used for) provided by operating activities	(8,642)	26,759
Cash flows used for investing activities:
Capital expenditures	(10,054)	(7,945)
Investment in kununu US, LLC	(3,000)	—
Dividends received from equity investment and other	—	976
Cash received from partial sale of equity method investment	—	9,128
Capitalized patent defense costs	—	(2,263)
Net cash used for investing activities	(13,054)	(104)
Cash flows used for financing activities:
Payments on borrowings on credit facilities	—	(31,600)
Proceeds from borrowings on credit facilities	—	31,600
Payments on borrowings on term loan	(2,569)	(2,250)
Payments on convertible notes	(9,475)	—
Proceeds from partial unwind of capped call, financing fees and other	122	(997)
Repurchase of common stock	(3,039)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(317)	(5,494)
Net cash used for financing activities	(15,278)	(8,741)
Effects of exchange rates on cash	775	(1,981)
Net (decrease) increase in cash and cash equivalents	$(36,199)	$15,933
Cash and cash equivalents from continuing operations, beginning of period	$167,915	$72,030
Cash and cash equivalents from discontinued operations, beginning of period	—	22,267
Cash and cash equivalents, beginning of period	$167,915	$94,297
Cash and cash equivalents from continuing operations, end of period	$131,716	$84,537
Cash and cash equivalents from discontinued operations, end of period	—	25,693
Cash and cash equivalents, end of period	$131,716	$110,230
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,060	$1,412
Cash paid for interest	$1,030	$1,137
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$—	$3,414
Net cash used for investing activities	$—	$(120)
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
The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but has the ability to exert significant influence, are accounted for under the equity method of accounting. All inter-company accounts and transactions have been eliminated in consolidation. For the quarter ended March, 31, 2015, the noncontrolling interest in our former South Korean subsidiary is recorded net of tax as Net income attributable to noncontrolling interest. In October 2015, the Company sold its remaining ownership position in its South Korean subsidiary. See Note 6 - Discontinued Operations for additional details.
These statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company adheres to the same accounting policies in preparing interim financial statements. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
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

In January 2016, the FASB issued ASU No. 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, which supersedes the lease accounting guidance in ASC 840, Leases. The new guidance which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2018, for public companies, with early adoption permitted. The new guidance must be adopted using a modified retrospective approach. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. Early adoption is permitted. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

Recently Adopted Accounting Pronouncements
Effective January 1, 2016, the Company retrospectively adopted ASU No. 2015-03 and No. 2015-15 related to simplifying the presentation of debt issuance costs. The adoption of this new guidance resulted in a change to the presentation of deferred financing costs related to our credit facilities and 3.50% convertible senior notes due 2019 from an asset to a direct deduction from the corresponding debt liability, consistent with the presentation of debt discounts and premiums. Adoption did not impact the Company’s results of operations, financial position, or cash flows for any period presented. See Note 13 - Long-Term Debt.

Effective January 1, 2016, the Company adopted ASU 2015-05 which clarified how a customer in a cloud computing arrangement should determine whether the arrangement includes a software license. Under this new guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU did not change the customer's accounting treatment of service contracts. Previously, the Company was required to analogize to lease accounting guidance when determining the asset acquired in a software licensing arrangement. As permitted under the guidance, the Company adopted the new guidance prospectively to all new or materially modified arrangements entered into on or after the effective date. The adoption of this guidance did not impact the Company’s results of operations, financial position, or cash flows.
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
A reconciliation of shares used in calculating basic and diluted earnings per share is as follows (shares in thousands):

	Three months ended March 31,
	2016	2015
Basic weighted-average shares outstanding	88,922	89,137
Impact of stock options and non-vested stock under employee compensation plans	864	1,585
Impact of 3.50% convertible senior notes due 2019(1)	—	752
Diluted weighted-average shares outstanding	89,786	91,474
Weighted-average anti-dilutive common stock equivalents - stock options and non-vested stock under employee compensation plans	1,092	1,679

(1)
On October 22, 2014, the Company consummated an offering of its 3.50% convertible senior notes due 2019 (the “Notes”). Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds approximately $5.33 per share of Monster’s common stock, the conversion price of the Notes. For the three months ended March 31, 2016 and 2015, the average stock price of Monster's common stock was $3.89 and $5.48, respectively, resulting in no potential dilutive impact for the three months ended March 31, 2016 and approximately 752,000 shares for the three months ended March 31, 2015.

In connection with the pricing of the Notes, Monster entered into a capped call transaction which increases the effective conversion price of the Notes, and is designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. See Note 13 - Long-Term Debt.
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75,000 (the "Share Repurchase Program"). Under the Share Repurchase Program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the three months ended March 31, 2016, the Company repurchased 1,066,451 shares for a total of $3,018, excluding commissions, at an average price of $2.83 per share. The Company currently has $63,992 remaining under the Share Repurchase Program, subject to the following paragraph.
The Board of Directors of the Company has authorized the use of funds allocated to the Share Repurchase Program for the repurchase of the Notes. On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10,000 in aggregate principal amount of the Notes for $9,475 in cash, plus accrued interest (See Note 13 - Long-Term Debt). After applying the funds utilized for such repurchase of the Notes to the amount remaining under the Share Repurchase Program, the Company currently has $54,517 available for future repurchases of shares of common stock under the Share Repurchase Program and/or future repurchases of the Notes.
4.    STOCK-BASED COMPENSATION
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
The Company recognized pre-tax compensation expense in the consolidated statements of operations related to stock-based compensation as follows, excluding discontinued operations:

	Three months ended March 31,
	2016	2015
Non-vested stock, included in salaries and related	$1,079	$4,405

Performance-Based Awards -During the first three months of 2016, the Company granted 2,773,663 RSUs, subject to the recipient's continued employment and certain specified performance-based conditions.
Service-Based Awards - During the first three months of 2016, the Company granted an aggregate of 1,629,065 service-based RSUs. The RSUs vest in various increments on the anniversaries of the individual grant dates, with the majority vesting through March 16, 2019, subject to the recipient's continued employment or service through each applicable vesting date.
The Company’s non-vested stock activity is as follows (shares in thousands):

	Three months ended March 31,
	2016		2015
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	4,571	$4.95	8,554	$4.85
Granted RSUs	4,403	$3.13	700	$3.71
Forfeited	(195)	$4.62	(528)	$4.87
Vested	(419)	$5.92	(3,110)	$4.58
Non-vested at end of period	8,360	$3.95	5,616	$4.85
As of March 31, 2016, the unrecognized compensation expense related to non-vested stock was $18,288 which is expected to be recognized over a weighted-average period of 1.9 years.
The Company’s stock option activity is as follows (shares in thousands):

	Three months ended March 31,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	61	$33.94	146	$32.32
Exercised	—	$—	—	$—
Forfeited/expired/cancelled	—	$—	(22)	$29.40
Outstanding at end of the period	61	$33.94	124	$32.85
Options exercisable at end of period	61	$33.94	124	$32.85
Aggregate intrinsic value of options exercised during the period	$—		$—
The Company has not granted any stock options subsequent to 2008 and all options were fully expensed prior to January 1, 2014.
5.    NONCONTROLLING INTEREST
In December 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. Based on the terms of the agreement, Monster maintained a controlling interest in the subsidiary and, accordingly, continued to consolidate the results of JobKorea in its consolidated financial statements. In the fourth quarter of 2015, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea. See Note 6 - Discontinued Operations. The noncontrolling interest’s share of net income was $1,019 for the three months ended March 31, 2015.

6.    DISCONTINUED OPERATIONS

In December 2013, H&Q Korea acquired 49.99% of JobKorea from Monster (see Note 5- Noncontrolling Interest). On September 28, 2015, the Company entered into an agreement to sell its 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85,000. The transaction closed on October 13, 2015 and is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform.

Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, were reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended March 31,
	2016	2015
Revenue	$—	$10,811

Income from discontinued operations, before tax	$—	$2,606
Income tax expense(1)	—	(800)
Income from discontinued operations, net of tax	—	1,806
Less: income from discontinued operations attributable to noncontrolling interest, net of tax	—	1,019
Income from discontinued operations attributable to Monster Worldwide, Inc., net of tax	$—	$787

(1)	Income tax expense related to the discontinued operation includes tax of JobKorea in addition to allocated corporate tax.
There were no assets or liabilities of discontinued operations as of March 31, 2016 or December 31, 2015.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2016.

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$27,226	$—	$27,226
Foreign exchange contracts	—	48	—	48
Total Assets	$—	$27,274	$—	$27,274
Liabilities:
Foreign exchange contracts	$—	$147	$—	$147
Lease exit liabilities	—	—	9,144	9,144
Total Liabilities	$—	$147	$9,144	$9,291
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$33,791	$—	$33,791
Foreign exchange contracts	—	86	—	86
Total Assets	$—	$33,877	$—	$33,877
Liabilities:
Foreign exchange contracts	$—	$65	$—	$65
Lease exit liabilities	—	—	10,171	10,171
Total Liabilities	$—	$65	$10,171	$10,236
We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations, restructuring activities of the Company and consolidation of office facilities and are recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. In the first quarter of 2015, as part of its "Reallocate to Accelerate" program, the Company vacated space in its Bedford, Massachusetts location (see Note 10 - Restructuring and Other Special Charges).
The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Three months ended March 31,
	2016	2015
Balance, Beginning of Period	$10,171	$8,515
Expense	—	3,195
Cash payments and changes in fair value	(1,027)	(1,120)
Balance, End of Period	$9,144	$10,590

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses and other current liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company’s debt relates to its 3.50% convertible senior notes due 2019 and borrowings under its revolving credit facilities and term loan (see Note 13 - Long-Term Debt). Our borrowings under our credit facilities approximate fair value due to the debt bearing fluctuating market interest rates. The carrying amounts of the convertible senior notes approximate fair value giving effect for the term of those notes and the effective interest rates.
8.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments
	Three months ended March 31,
	2016	2015
Beginning balance	$1,926	$9,245
Other comprehensive loss before reclassifications	1,354	(9,355)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period change in accumulated other comprehensive income	1,354	(9,355)
Ending balance	$3,280	$(110)
9.    INVESTMENTS
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
Income (loss) in equity interests, net are as follows by equity investment:

	Three months ended March 31,
	2016	2015
Alma Career Oy	$325	$179
kununu US, LLC	(75)	—
CareerOne Pty Ltd	—	(399)
Income (loss) in equity interests, net	$250	$(220)
Alma Career Oy
Prior to January 3, 2014, the Company had a 25% equity investment in a company located in Finland related to a business combination completed in 2001, with the remaining 75% held by Alma Media Corporation ("Alma Media"). Alma Media is a leading media company based in Finland, focused on digital services and publishing in Finland, the Nordic countries, the Baltics and Central Europe. Effective January 3, 2014, the Company expanded its relationship with Alma Media. Monster and Alma Media each contributed several additional entities and businesses into the then-existing joint venture and formed a significantly larger joint venture, Alma Career Oy, where Monster initially had an equity ownership of 15% with the opportunity to increase ownership up to 20%. The Company also contributed cash of $6,500. On October 1, 2015, the Company exercised this option and contributed cash of $2,369 to Alma Career Oy, resulting in a 16.7% equity investment in the entity. The Company accounts for this investment under the equity method of accounting due to its ability to exert significant influence over the financial and operating policies of Alma Career Oy, primarily through Monster's representation on the board of directors.

The carrying value of the investment was $22,114 and $18,832 as of March 31, 2016 and 2015, respectively, and is recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.
kununu US, LLC
In February 2016, the Company formed a joint venture with kununu GmbH, a subsidiary of XING AG. kununu GmbH is the European leader in providing employer transparency through ratings, reviews, and employer branding. Initially focused on the U.S. market, the purpose of the joint venture, kununu US, LLC ("Kununu"), is to test the delivery of content-rich employer reviews and ratings sourced from current and former employees and candidates. This information is designed to help better inform the consumers about the companies they might work for, and provides several new tools for employers to better manage their talent brands and engage prospective candidates, including sellable branding and brand management products.
The Company has a 50% ownership interest in Kununu and contributed cash of $3,000 to the joint venture in the first quarter of 2016. The joint venture represents a variable interest entity ("VIE") primarily due to the equity investment at risk not being sufficient to finance its activities without additional subordinated financial support. The Company is not considered the primary beneficiary primarily because the Company does not have the power to direct the activities that most significantly impact Kununu's economic performance. The Company's maximum loss exposure is limited to the committed capital. The Company accounts for this investment under the equity method of accounting due to its ability to exert significant influence over the financial and operating policies of Kununu, primarily through Monster's representation on the board of directors.
The carrying value of the investment was $2,925 as of March 31, 2016 and is recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.
CareerOne Pty Ltd
In 2008, the Company acquired a 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"). For the three months ended March 31, 2015, the Company expended an additional $451 for additional working capital requirements relating to CareerOne. On March 31, 2015, the Company sold the majority of its 50% equity interest in CareerOne in an arms-length transaction, leaving the Company with a 10% interest. Total cash received from the transaction was $9,128, and the sale resulted in the recognition of a pre-tax gain of $8,849 in the first quarter of 2015. As a result of the sale, the Company no longer has the ability to exert significant influence over CareerOne. Therefore, effective March 31, 2015, the remaining 10% interest retained by the Company is being accounted for under the cost method. See Note 14 – Income Taxes for discussion of the tax impact of the transaction.
10.    RESTRUCTURING AND OTHER SPECIAL CHARGES
Reallocate to Accelerate
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The initiatives included a global workforce reduction of approximately 300 associates (excluding discontinued operations), lease exit costs, impairment of certain assets, and office and general expense controls. No charges related to these initiatives were recognized in the first quarter of 2016, and the Company does not expect to incur additional charges in future periods related to this program. The following table displays a roll forward of the restructuring and other special charges and related liability balances associated with the program:

	Accrual at December 31, 2015	Cash Payments	Accrual at March 31, 2016
Workforce reduction	$4,309	$(2,168)	$2,141
Consolidation of office facilities	4,767	(390)	4,377
Other costs and professional fees	645	(141)	504
Total	$9,721	$(2,699)	$7,022

11.    PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	March 31, 2016	December 31, 2015
Capitalized software costs	$179,965	$178,146
Furniture and equipment	15,600	15,632
Leasehold improvements	36,509	35,846
Computer and communications equipment	156,052	152,563
	388,126	382,187
Less: accumulated depreciation	278,662	272,044
Property and equipment, net	$109,464	$110,143
Depreciation expense was $9,353 and $10,826 for the three months ended March 31, 2016 and 2015, respectively.
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
The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives are as follows:

	March 31, 2016
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	5,296	April 2016	48
Foreign currency exchange forwards	Accrued expenses and other current liabilities	19,692	April 2016	(147)
Total Derivative Instruments		$24,988		$(99)

	December 31, 2015
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	13,251	January 2016	86
Foreign currency exchange forwards	Accrued expenses and other current liabilities	14,044	January 2016	(65)
Total Derivative Instruments		$27,295		$21

The changes in the fair value of our forward contracts are as follows:

	Location of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts	Amount of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts

		Three months ended March 31,
		2016	2015
Foreign currency exchange forwards	Interest and Other, net	$(492)	$295
13.    LONG-TERM DEBT
Long-term debt, net of discounts and debt issuance costs where applicable, is summarized as follows:

	March 31, 2016	December 31, 2015
3.50% convertible senior notes due 2019	$133,750	$143,750
Term loan facility	68,861	71,431
Unamortized discount on convertible senior notes	(13,851)	(15,932)
Unamortized debt issuance costs	(4,317)	(4,977)
	184,443	194,272
Less: current portion of long-term debt, net	10,287	9,773
Long-term debt, net, less current portion	$174,156	$184,499
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
The conversion rate for the Notes is initially 187.7405 shares per one thousand dollar principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. In June 2015, Monster received stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock. As a result of this approval, Monster now has the ability to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Monster will not have the right to redeem the Notes prior to maturity. As of March 28, 2016, the maximum number of shares of common stock the Notes are convertible into is approximately 25,000,000, and is subject to adjustment under certain circumstances.

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

On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10,000 in aggregate principal amount of the Notes for $9,475 in cash, plus accrued interest. The Board of Directors of the Company has authorized the Company to employ funds allocated to its stock repurchase program (see Note 3 - Earnings per Share Attributable to Monster Worldwide, Inc.) for the repurchase of the Notes. The transaction closed on March 28, 2016, and it was determined that the repurchase of the principal amount shall be accounted for as a debt extinguishment in accordance with ASC 470 - Debt. Following the derecognition of the associated debt discount and deferred financing fees, a loss on extinguishment of $37 was recorded during the first quarter of 2016. In connection with the repurchase, the Company unwound a portion of the capped call transactions entered into in connection with the issuance of the Notes. As a result of the unwind, the Company received $409 on March 31, 2016, which was recognized as an increase to additional paid-in-capital during the first quarter of 2016.

As of March 31, 2016, $133,750 in aggregate principal amount of the Notes was outstanding.

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
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2,569 payable on each of June 30, 2016 and September 30, 2016, $3,083 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity.
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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the closing date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of March 31, 2016, the Company was in full compliance with its covenants.
At March 31, 2016, the utilized portion of this credit facility was $68,861 in borrowings on the term loan facility, no borrowings on the revolving credit facility, and $87 in outstanding letters of credit. The portion of the term loan that is due within one year is $11,306 and is classified as short-term in the consolidated balance sheet, net of deferred financing fees of $1,019. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheet. As of March 31, 2016, based on the calculation of the maximum consolidated leverage ratio, $99,913 of the Company’s revolving credit facility was available. At March 31, 2016, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.44%, 3.50% and 0.25%, respectively. As of March 31, 2016, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.19%.
14.    INCOME TAXES
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
Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets and certain U.S. Foreign Tax credits. The tax provision during the three months ended March 31, 2016 was increased by approximately $600 of discrete items, consisting primarily of tax valuation allowances recorded on tax benefits of current year operating losses in certain foreign tax jurisdictions and accrued interest on unrecognized tax positions.
The tax provision during the three months ended March 31, 2015 reflects a provision of $6,931 attributable to discrete items, consisting primarily of a tax provision of $4,896 due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 9 - Investments), and increases to tax valuation allowances of $1,455 on tax benefits of current year losses incurred in certain foreign tax jurisdictions. In addition, as a result of settlement of a tax examination during the three months ended March 31, 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10,424 which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6,776. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12,607 which, on a net of tax basis, impacted the effective tax rate by $8,977. The total benefit reflected in the tax provision in the quarter ended March 31, 2015 relating to recognition of previously unrecognized tax positions, and reversals of accrued interest and penalties thereon, was $15,753. The tax matters relate primarily to allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of March 31, 2016 and December 31, 2015 is recorded on the Company’s consolidated balance sheets as long-term income taxes payable of $37,025 and $36,348, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.

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

	Three months ended March 31,
	2016	2015
Revenue
Careers – North America	$109,194	$122,392
Careers – International	48,593	50,490
Revenue	$157,787	$172,882
Operating Income (Loss)
Careers – North America	$19,266	$13,338
Careers – International	(4,320)	(15,425)
	14,946	(2,087)
Corporate expenses	(6,571)	(9,898)
Operating Income (Loss)	$8,375	$(11,985)
Depreciation and Amortization
Careers – North America	$6,984	$7,531
Careers – International	2,792	3,540
	9,776	11,071
Corporate expenses	249	419
Depreciation and Amortization	$10,025	$11,490
Restructuring and Other Special Charges
Careers – North America	$—	11,057
Careers – International	—	8,447
Corporate expenses	—	588
Restructuring and Other Special Charges	$—	20,092
Revenue by Geographic Region (a)
United States	$106,388	$118,458
International	51,399	54,424
Revenue	$157,787	$172,882

	March 31,	December 31,
	2016	2015
Long-lived Assets by Geographic Region (b)
United States	$86,802	$87,440
International	22,662	22,703
Total Long-Lived Assets	$109,464	$110,143

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets include property and equipment, net.
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

On or about October 12, 2015, TalentBin, Inc., a subsidiary of the Company, was served with notice of a purported consumer class action for allegedly assembling, scoring and sharing candidate profiles in violation of the Fair Credit Reporting Act and the California Investigative Consumer Reporting Agencies Act (“ICRAA”). The lawsuit, entitled Eric Halvorson, et. al., individually and on behalf of all others similarly situated vs. TalentBin, Inc. (Case No. CGC 15 548270), was brought in the Superior Court of the State of California, County of San Francisco. On or about November 2015, the action was removed to the United States District Court, Northern District of California (Case No. 3:15-cv-05166). The Plaintiff seeks injunctive relief, monetary damages, pre- and post-judgment interest, statutory penalties of between $100 and $1,000 per violation, punitive damages and other costs and attorney’s fees. On February 23, 2016, the ICRAA claims were dismissed voluntarily. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.
Leases
The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at March 31, 2016, excluding discontinued operations:

	Operating Leases	Estimated Sublease Income
2016	$24,226	$2,999
2017	28,994	3,704
2018	26,354	3,593
2019	23,062	3,426
2020	19,392	3,426
Thereafter	42,378	819
	$164,406	$17,967

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of March 31, 2016, and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2016 and 2015, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2016. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Monster Worldwide, Inc. as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2016 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
May 5, 2016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, the global economic and financial market environment; competition; risks relating to our foreign operations; our ability to maintain and enhance the value of our brands, particularly Monster; risks related to our strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; risks associated with cuts in government spending; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We earned 31% and 29% of our total revenue outside of North America for the quarters ended March 31, 2016 and 2015, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
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
Recent Developments
Joint Venture Agreement with kununu™
In February 2016, the Company formed a joint venture with kununu GmbH, a subsidiary of XING AG. kununu GmbH is the European leader in providing employer transparency through ratings, reviews, and employer branding. Initially focused on the U.S. market, the purpose of the joint venture, kununu US, LLC, is to test the delivery of content-rich employer reviews and ratings sourced from current and former employees and candidates. This information is designed to help better inform the consumers about the companies they might work for, and provides several new tools for employers to better manage their talent brands and engage prospective candidates, including sellable branding and brand management products. See Note 9 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Convertible Notes Repurchase
On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10.0 million in aggregate principal amount of its 3.50% convertible senior notes due 2019 (the "Notes") for $9.5 million in cash, plus accrued interest. The Board of Directors of the Company has authorized the Company to employ funds allocated to its stock repurchase program for the repurchase of the Notes (see Note 3 - Earnings per Share Attributable to Monster Worldwide, Inc. in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). The transaction closed on March 28, 2016. In connection with the repurchase, the Company unwound a portion of the capped call transactions entered into in connection with the issuance of the Notes. As of March 31, 2016, $133.8 million in aggregate principal amount of the Notes was outstanding. See Note 13 - Long-Term Debt in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Sale of Remaining Ownership Stake in JobKorea
On September 28, 2015, the Company entered into an agreement to sell its 50.01% ownership position in JobKorea Ltd. (“JobKorea”) to H&Q Korea for KRW 101 billion, or approximately $85 million. The transaction closed on October 13, 2015. The sale of Monster's remaining stake in JobKorea is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. See Note 6 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Constant Currency Presentation
Revenue from our international operations has historically represented, and we expect will continue to represent, a significant portion of our business. As a result, our revenue has been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. In order to provide a framework for assessing how our consolidated and Careers-International operating results performed excluding the impact of foreign currency fluctuations, we additionally present the year-over-year percentage changes on a constant currency basis, which assumes no change in the exchange rate from the prior-year period. This constant currency is provided in addition to, and not as a substitute for, the year-over-year percentage changes on an as-reported basis.

RESULTS OF OPERATIONS
Consolidated operating results as a percentage of revenue are as follows (excluding discontinued operations):

	Three months ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Salaries and related	49.5%	51.7%
Office and general	26.5%	25.9%
Marketing and promotion	18.7%	17.7%
Restructuring and other special charges	—%	11.6%
Total operating expenses	94.7%	106.9%
Operating income (loss)	5.3%	(6.9)%
Gain on partial sale of equity method investment	—%	5.1%
Interest and other, net	(2.2)%	(1.9)%
Income (loss) before income taxes and income (loss) in equity interests	3.1%	(3.7)%
Provision for (benefit from) income taxes	2.1%	(8.1)%
Income (loss) in equity interests, net	0.2%	(0.1)%
Income from continuing operations	1.2%	4.3%
The Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Consolidated Revenue, Operating Expenses, Operating Income (Loss), Cash EBITDA and Adjusted EBITDA
Consolidated revenue, operating expenses, operating income (loss), Cash EBITDA and Adjusted EBITDA are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended March 31,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$157,787	100.0%	$172,882	100.0%	$(15,095)	(8.7)%
Salaries and related	78,149	49.5%	89,350	51.7%	(11,201)	(12.5)%
Office and general	41,781	26.5%	44,794	25.9%	(3,013)	(6.7)%
Marketing and promotion	29,482	18.7%	30,631	17.7%	(1,149)	(3.8)%
Restructuring and other special charges	—	—%	20,092	11.6%	(20,092)	(100.0)%
Total operating expenses	149,412	94.7%	184,867	106.9%	(35,455)	(19.2)%
Operating income (loss)	$8,375	5.3%	$(11,985)	(6.9)%	$20,360	169.9%
Cash EBITDA	$19,479	12.3%	$8,136	4.7%	$11,343	139.4%
Adjusted EBITDA	$21,454	13.6%	$24,002	13.9%	$(2,548)	(10.6)%
Our consolidated revenue decreased by $15.1 million (8.7%, 7.4% on a constant currency basis) in the first quarter of 2016 compared to the same period of 2015. Our Careers-North America segment experienced a decrease of $13.2 million (10.8%) primarily due to declines in the enterprise, small and medium sized business ("SMB"), and e-commerce channels, partially offset by growth in our healthcare channel. Our Careers-International segment decreased $1.9 million (3.8%, flat on a constant currency basis).
Salaries and related expenses decreased $11.2 million (12.5%, 11.0% on a constant currency basis) in the first quarter of 2016 compared to the same period of 2015. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015 and decreased stock based compensation.

Office and general expenses decreased $3.0 million (6.7%, 5.4% on a constant currency basis) in the first quarter of 2016 compared to the same period of 2015. This decrease in office and general expenses resulted primarily from decreased depreciation expense and occupancy costs.
Marketing and promotion expenses decreased $1.1 million (3.8%, 1.4% on a constant currency basis) in the first quarter of 2016 compared to the same period of 2015. During the first quarter, the Company was able to reduce marketing spend while driving quality traffic.
We incurred $20.1 million of restructuring and other special charges in the first quarter of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our consolidated operating income was $8.4 million in the first quarter of 2016, compared to an operating loss of $12.0 million in the first quarter of 2015, as a result of the factors discussed above.
Our consolidated Cash EBITDA and Adjusted EBITDA were $19.5 million and $21.5 million in the first quarter of 2016, respectively, compared to consolidated Cash EBITDA and Adjusted EBITDA of $8.1 million and $24.0 million in the same period of 2015, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our income from continuing operations to Cash EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended March 31,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$109,194	100.0%	$122,392	100.0%	$(13,198)	(10.8)%
Salaries and related	49,504	45.3%	54,104	44.2%	(4,600)	(8.5)%
Office and general	25,382	23.2%	26,732	21.8%	(1,350)	(5.1)%
Marketing and promotion	15,042	13.8%	17,161	14.0%	(2,119)	(12.3)%
Restructuring and other special charges	—	—%	11,057	9.0%	(11,057)	(100.0)%
Total operating expenses	89,928	82.4%	109,054	89.1%	(19,126)	(17.5)%
Operating income	$19,266	17.6%	$13,338	10.9%	$5,928	44.4%
Our Careers-North America segment revenue decreased $13.2 million (10.8%) in the first quarter of 2016 compared to the same period of 2015, as a result of mixed performance in the segment's channels. The decrease in the Careers-North America segment is primarily due to declines in the enterprise, SMB, and e-commerce channels, partially offset by growth in our healthcare channel. Our commercial channels have been negatively impacted by increased price/value competition leading to churn in the account base, particularly among those customers where we do not have a deep multi-product relationship.
Salaries and related expenses decreased $4.6 million (8.5%) in the first quarter of 2016 compared to the same period of 2015. This decrease in salaries and related expenses resulted primarily from $1.2 million of decreased regular salary and other headcount related costs primarily related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015, $1.3 million of decreased stock based compensation, and $1.7 million of decreased commissions.
Office and general expenses decreased $1.4 million (5.1%) in the first quarter of 2016 compared to the same period of 2015. This decrease in office and general expenses resulted primarily from $1.0 million of decreased professional fees.
Marketing and promotion expenses decreased $2.1 million (12.3%) in the first quarter of 2016 compared to the same period of 2015. During the first quarter, the Company was able to reduce marketing spend while driving quality traffic, in addition to delivering a campaign focused on SMBs.

Our Careers-North America segment incurred $11.1 million of restructuring and other special charges in the first quarter of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-North America segment's operating income was $19.3 million in the first quarter of 2016, compared to operating income of $13.3 million in the first quarter of 2015, as a result of the factors described above.
Careers-International
The operating results of our Careers - International segment are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended March 31,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$48,593	100.0%	$50,490	100.0%	$(1,897)	(3.8)%
Salaries and related	25,924	53.3%	29,540	58.5%	(3,616)	(12.2)%
Office and general	12,552	25.8%	14,464	28.6%	(1,912)	(13.2)%
Marketing and promotion	14,437	29.7%	13,464	26.7%	973	7.2%
Restructuring and other special charges	—	—%	8,447	16.7%	(8,447)	(100.0)%
Total operating expenses	52,913	108.9%	65,915	130.6%	(13,002)	(19.7)%
Operating loss	$(4,320)	(8.9)%	$(15,425)	(30.6)%	$11,105	(72.0)%
Our Careers-International segment revenue decreased $1.9 million (3.8%, flat on a constant currency basis) in the first quarter of 2016 compared to the same period of 2015 with Europe decreasing 2.6% (increase of 0.8% on a constant currency basis). The revenue increases in Europe at constant currency primarily related to Germany, the United Kingdom, Italy and the Netherlands.
Salaries and related expenses decreased $3.6 million (12.2%, 8.9% on a constant currency basis) in the first quarter of 2016 compared to the same period of 2015. The decrease in salaries and related expenses on a constant currency basis resulted primarily from $1.6 million in decreased regular salary and other headcount related costs related to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015 and $0.9 million of decreased stock based compensation.
Office and general expenses decreased $1.9 million (13.2%, 10.2% on a constant currency basis) in the first quarter of 2016 compared to the same period of 2015. The decrease in office and general expenses on a constant currency basis resulted primarily from decreased depreciation expense and occupancy costs of $0.7 million and $0.6 million, respectively.
Marketing and promotion expenses increased $1.0 million (7.2%, 12.0% on a constant currency basis) in the first quarter of 2016 compared to the same period of 2015. The Company continues to focus on targeted investments in key markets in Europe to drive site traffic and improve brand awareness.
Our Careers-International segment incurred $8.4 million of restructuring and other special charges in the first quarter of 2016, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-International operating loss was $4.3 million in the first quarter of 2016, compared to an operating loss of $15.4 million in the first quarter of 2015, as a result of the factors discussed above.
Gain on partial sale of equity method investment
During the first quarter of 2015, the Company sold the majority of its 50% interest in a company located in Australia, leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the first quarter of 2015. See Note 9 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Interest and other, net
Interest and other, net, for the three months ended March 31, 2016 and 2015 resulted in an expense of $3.5 million and $3.2 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, interest income associated with the Company’s various investments and foreign currency gains or losses.
Income Taxes
Income taxes are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended March 31,
	2016	2015	Change in Dollars	Percentage Change
Income (loss) before income taxes and income in equity interests	$4,898	$(6,342)	$11,240	177.2%
Provision for (benefit from) income taxes	$3,307	$(13,945)	$17,252	123.7%
Effective tax rate	67.5%	219.9%
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

Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, and the effect of valuation allowances on deferred tax assets. Due to operating losses in certain international markets, particularly Europe, we continue to incur losses in jurisdictions with tax rates lower than the United States, or losses for which full valuation allowances are recorded on deferred tax benefits. Accordingly, our effective tax rate is generally higher relative to the statutory rate of 35%.

The tax provision during the quarter ended March 31, 2016 was increased by approximately $0.6 million of discrete items, consisting primarily of tax valuation allowances recorded on tax benefits of current year operating losses in certain foreign tax jurisdictions and accrued interest on unrecognized tax positions.
The tax provision during the quarter ended March 31, 2015 was increased by approximately $6.9 million of discrete items, consisting primarily of a tax provision of $4.9 million due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 9 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q), and increases to tax valuation allowances of $1.5 million related to tax benefits of current year losses incurred in certain foreign tax jurisdictions. In addition, as a result of settlement of a tax examination during the quarter ended March 31, 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10.4 million which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6.8 million. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12.6 million which, on a net of tax basis, impacted the effective tax rate by $9.0 million. The total benefit reflected in the tax provision in the quarter ended March 31, 2015 relating to these items was $15.8 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of March 31, 2016 and December 31, 2015 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $37.0 million and $36.3 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
Income (loss) in equity interests, net
Income in equity interests, net, for the three months ended March 31, 2016 was $0.3 million compared to a loss of $0.2 million for the same period of 2015. See Note 9 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Effective January 3, 2014, the Company had a 15% equity investment in Alma Career Oy, a joint venture with Alma Media Corporation. On October 1, 2015, the Company exercised its option to increase ownership in Alma Career Oy, contributing cash of $2.4 million, resulting in a 16.7% equity investment in the entity.
In February 2016, the Company formed a joint venture with kununu GmbH, a subsidiary of XING AG. kununu GmbH is the European leader in providing employer transparency through ratings, reviews, and employer branding. The Company has a 50% ownership interest in the joint venture and accounts for its investment under the equity method of accounting.
Through March 31, 2015, the Company had a 50% interest in a company in Australia. On March 31, 2015, the Company sold the majority of its interest, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exert significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method.
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90 million. Based on the terms of the agreement, since the Company maintained a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On October 13, 2015, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85 million. The noncontrolling interest’s share of net income was $1.0 million for the three months ended March 31, 2015.
Income from discontinued operations, net of tax
As discussed above, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea on October 13, 2015. The sale is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. For the three months ended March 31, 2016 and 2015, the Company reported income from discontinued operations, net of tax, of $0 and $1.8 million, respectively. See Note 6 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Net income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net income was $1.8 million for the three months ended March 31, 2016, compared to $9.2 million for the same period of 2015. Net income attributable to Monster Worldwide, Inc. was $1.8 million for the three months ended March 31, 2016, compared to $8.2 million for the same period of 2015.
Diluted earnings per share attributable to Monster Worldwide, Inc.
Diluted earnings per share attributable to Monster Worldwide, Inc. was $0.02 for the three months ended March 31, 2016, compared to $0.09 for the same period of 2015. Diluted earnings per share from continuing operations was $0.02 for the three months ended March 31, 2016, compared to $0.08 for the same period of 2015. Diluted weighted average shares outstanding for the three months ended March 31, 2016 and 2015 was 89.8 million shares and 91.5 million shares, respectively.

Reconciliation of Non-GAAP Financial Measures to GAAP Measures
Cash EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income (loss) in equity interests, net, provision for (benefit from) income taxes, interest and other, net, gain on partial sale of equity method investment, depreciation, amortization, non-cash compensation expense, non-cash charges related to the Company's restructuring programs and certain non-cash impairment charges.

Adjusted EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income (loss) in equity interests, net, provision for (benefit from) income taxes, interest and other, net, gain on partial sale of equity method investment, depreciation and amortization, non-cash compensation expense, non-cash impairment charges, costs incurred with the Company’s restructuring programs, certain management advisory fees and separation charges.
The Company considers Cash EBITDA and Adjusted EBITDA to be important indicators of its operational strength which the Company believes are useful to management and investors in evaluating its operating performance. Cash EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similarly titled measures reported by other companies.
We do not consider Cash EBITDA or Adjusted EBITDA in isolation or as alternatives to financial measures determined in accordance with GAAP. The principal limitation of Cash EBITDA and Adjusted EBITDA is that they exclude certain expenses and income that are required by GAAP to be recorded in our consolidated financial statements. In addition, Cash EBITDA and Adjusted EBITDA are subject to inherent limitations as these metrics reflect the exercise of judgment by management about which expenses and income are excluded or included in determining Cash EBITDA and Adjusted EBITDA. In order to compensate for these limitations, management presents Cash EBITDA and Adjusted EBITDA in connection with GAAP results.
A reconciliation of income from continuing operations to Cash EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Income from continuing operations	$1,841	$7,383
(Income) loss in equity interests, net	(250)	220
Provision for (benefit from) income taxes	3,307	(13,945)
Interest and other, net	3,477	3,206
Gain on partial sale of equity method investment	—	(8,849)
Depreciation expense	9,352	10,826
Stock based compensation expense	1,079	4,405
Amortization of intangibles	673	664
Restructuring non-cash expenses(3)	—	4,226
Cash EBITDA	19,479	8,136
Advisory fees(1)	1,558	—
Separation charges(2)	417	—
Restructuring and other special charges, less non-cash items(3)	—	15,866
Adjusted EBITDA	$21,454	$24,002

(1)	The Company incurred $1.6 million of management advisory fees in the first quarter of 2016.

(2)	The Company incurred $0.4 million of separation charges in the first quarter of 2016 primarily relating to the reorganization of the sales force in North America.

(3)
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The "Reallocate to Accelerate" initiatives included a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company incurred $20.1 million of restructuring costs during the first quarter of 2015 related to this program (including $4.2 million of non-cash expenses). No charges related to these initiatives were recognized in the first quarter of 2016, and the Company does not expect to incur additional charges in future periods related to this program.

FINANCIAL CONDITION
The following tables detail our cash and cash equivalents (dollars in thousands):

	March 31,	December 31,	Change in
	2016	2015	Dollars	Percentage
Cash and cash equivalents	$131,716	$167,915	$(36,199)	(21.6)%
Percentage of total assets	11.9%	14.5%
As of March 31, 2016, we had cash and cash equivalents of $131.7 million compared to $167.9 million as of December 31, 2015. Our decrease in cash and cash equivalents of $36.2 million in the first three months of 2016 primarily resulted from $8.6 million of cash used for operating activities caused in part by a one-time adjustment of working capital to improve the Company's vendor management practices, $10.1 million of capital expenditures, $3.0 million of cash invested in our joint venture with kununu GmbH, $9.5 million of cash used to repurchase $10 million in aggregate principal amount of our 3.50% convertible notes due 2019, $2.6 million of payments on borrowings on our term loan, the repurchase of $3.0 million of the Company's common stock, partially offset by a $0.8 million favorable impact of currency on cash and cash equivalents.
Cash Flows
Consolidated cash flows for the three months ended March 31, 2016 and 2015 are as follows (dollars in thousands):

	Three months ended March 31,		Change in
	2016	2015	Dollars	Percentage
Net cash (used for) provided by operating activities	$(8,642)	$26,759	$(35,401)	(132.3)%
Net cash used for investing activities	$(13,054)	$(104)	$(12,950)	12,451.9%
Net cash used for financing activities	$(15,278)	$(8,741)	$(6,537)	74.8%
Effects of exchange rates on cash	$775	$(1,981)	$2,756	139.1%
Cash used for operating activities was $8.6 million for the three months ended March 31, 2016, a decrease of $35.4 million from the $26.8 million of cash provided by operating activities for the three months ended March 31, 2015. This decrease resulted primarily from decreased cash flows of $24.9 million relating to working capital items caused in part by a one-time adjustment of working capital to improve the Company’s vendor management practices, and a decrease of $10.5 million in net income when removing the impact of non-cash items and the gain of $8.8 million related to the sale of a partial equity interest in CareerOne Pty Ltd during the first quarter of 2015. Included in cash provided by operating activities for the three months ended March 31, 2015, is $3.4 million of cash provided by operating activities related to discontinued operations.
Cash used for investing activities was $13.1 million for the three months ended March 31, 2016, an increase of $13.0 million from cash used for investing activities of $0.1 million for the three months ended March 31, 2015. This increase resulted primarily from $3.0 million of cash invested in our joint venture with kununu GmbH in the first quarter of 2016, $9.1 million of cash received in the first quarter of 2015 from the sale of a partial equity interest in CareerOne Pty Ltd, increased capital expenditures of $2.1 million during the first three months of 2016, partially offset by payments for legal fees for defense of our patents of $2.3 million in the first three months of 2015 which were not incurred during the first three months of 2016. Included in cash used for investing activities for the three months ended March 31, 2015, is $0.1 million of cash used for investing activities related to discontinued operations.
Cash used for financing activities was $15.3 million for the three months ended March 31, 2016, an increase of $6.5 million from cash used for financing activities of $8.7 million for the three months ended March 31, 2015. This increase resulted primarily from $9.5 million of cash used to repurchase $10 million in aggregate principal amount of our 3.50% convertible notes due 2019 during the first quarter of 2016, the repurchase of $3.0 million of the Company's common stock during the first quarter of 2016 compared to no share repurchases in the first quarter of 2015, decreased net new borrowings on our term loan and credit facilities of $0.3 million, partially offset by $5.2 million of decreased tax withholdings related to vesting of stock awards in the first quarter of 2016 and $0.4 million of cash received in the first quarter of 2016 from the partial unwind of the capped call transactions entered into in connection with the issuance of our 3.50% convertible notes due 2019.

Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions; (iv) capital expenditures; (v) repurchase of our 3.50% convertible senior notes due 2019; and (vi) share repurchases.

During recent periods we have met our liquidity needs primarily through funds provided by operating activities, borrowings under our credit facility and the issuance of convertible notes. We invest our excess cash predominantly in bank money market deposit accounts that mature within three months of their origination date. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2.6 million payable on each of June 30, 2016 and September 30, 2016, $3.1 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement were used to refinance the obligations under the Second Amended Credit Agreement and for general corporate purposes.
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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of March 31, 2016, the Company was in full compliance with its covenants.
As of March 31, 2016, based on the maximum allowed consolidated leverage, $99.9 million of the Company’s revolving credit facility was available under the Third Amended Credit Agreement.
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

On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10.0 million in aggregate principal amount of the Notes for $9.5 million in cash, plus accrued interest. The Board of Directors of the Company has authorized the Company to employ funds allocated to its stock repurchase program for the repurchase of the Notes (see Note 3 - Earnings per Share Attributable to Monster Worldwide, Inc. in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). The transaction closed on March 28, 2016. In connection with the repurchase, the Company unwound a portion of the capped call transactions entered into in connection with the issuance of the Notes. As of March 31, 2016, approximately $133.8 million in aggregate principal amount of the Notes was outstanding.
See Note 13 – Long-Term Debt in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for additional details.

Income Taxes
The Company maintains a significant portion of its cash outside the United States in subsidiaries for which the Company has asserted its earnings to be indefinitely reinvested in foreign operations. The Company evaluates its reinvestment assertions each reporting period and has asserted to be reinvested with respect to all of its foreign subsidiaries.
The total amount of cash offshore is approximately $61.5 million, all of which is in subsidiaries for which the Company maintains the indefinite reinvestment assertion. While we have not determined the total United States and foreign tax liabilities arising from repatriation of earnings from subsidiaries for which the indefinite reinvestment assertion is made, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. Repatriations may also be subject to foreign withholding taxes, depending on the country and the form of repatriation. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds where an indefinite reinvestment assertion has been made. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.
Thus far in 2016, the Company has paid $2.1 million of taxes on domestic and international income. We expect to utilize our tax loss and tax credit carryovers to reduced our ongoing cash tax requirements in 2016. We expect to have cash tax liabilities in certain jurisdictions in which we pay taxes on a quarterly basis.
Restructuring Activities
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s "All the Jobs, All the People" strategy. The initiatives included a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company recognized a pre-tax charge of $20.1 million during the first three months of 2015 as a result of these initiatives. No charges related to these initiatives were recognized in the first three months of 2016, and the Company does not expect to incur additional charges in future periods related to this program.
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
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75 million (the "Share Repurchase Program"). Under the Share Repurchase Program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the three months ended March 31, 2016, the Company repurchased 1.1 million shares for a total of $3.0 million, excluding commissions, at an average price of

$2.83 per share. The Company currently has $64.0 million remaining under the Share Repurchase Program, subject to the following paragraph.
The Board of Directors of the Company has authorized the use of funds allocated to the Repurchase Program for the repurchase of the Notes. On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10 million in aggregate principal amount of the Notes for $9.5 million in cash, plus accrued interest (See Note 13 - Long-Term Debt in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). After applying the funds utilized for such repurchase of the Notes to the amount remaining under the Share Repurchase Program, the Company currently has $54.5 million available for future repurchases of shares of common stock under the Share Repurchase Program and/or future repurchases of the Notes.
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
Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in “Item 8, Financial Statements and Supplementary Data”, of our Annual Report on Form 10-K for the year ended December 31, 2015. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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

The Company recognizes that during certain periods our market capitalization has been below our book value. Accordingly, we monitor changes in our share price to ensure that our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event that our reconciled market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available. There were no indicators of impairment during the first quarter of 2016.

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

Equity Investments
Gains and losses in equity interests for the three months ended March 31, 2016 and 2015, resulting from our equity method investments in Alma Career Oy, kununu US, LLC and CareerOne Pty Limited, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
On March 31, 2015, the Company sold the majority of its interest in CareerOne Pty Limited, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exert significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows. As noted in Note 2 – Recently Issued Accounting Pronouncements in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q, the Company is currently assessing the potential impact of ASU No. 2014-09 which supersedes the revenue recognition guidance in ASC 605, Revenue Recognition, ASU No. 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, ASU No. 2016-02, which supersedes the lease accounting guidance in ASC 840, Leases, and ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, on the Company’s results of operations, financial position and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in this section should be read in connection with the information on financial market risk related to non-U.S. currency exchange rates, changes in interest rates and other financial market risks in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Foreign Exchange Risk
During the three months ended March 31, 2016, revenue from our international operations accounted for 33% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are the Euro, British Pound, Swedish Króna, and Indian Rupee. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our inter-company balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of inter-company balances. The effect of changes in foreign exchange rates in the three months ended March 31, 2016 negatively impacted our revenue by approximately $2.3 million and a positive impact of $0.4 million on reported operating income, compared to the three months ended March 31, 2015.
We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds of our continuing operations at March 31, 2016 of $61.0 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $3.1 million, $6.1 million and $12.2 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended March 31, 2016, our cumulative translation adjustment account increased by $1.4 million, attributable to net foreign currency movements, primarily of changes in the U.S. dollar against the Euro and Canadian dollar.
Interest Rate Risk
Credit Facilities
As of March 31, 2016, our debt was partly comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during the first quarter of 2016, we would have had $168.9 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.4 million for the three months ended March 31, 2016. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on March 31, 2016, we would have had $68.9 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.2 million for the three months ended March 31, 2016. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in bank money market deposit accounts, bank time deposits, top sovereign, regional, national and supra-national bank commercial paper, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of March 31, 2016 would have changed pretax earnings by approximately $0.3 million for the three months ended March 31, 2016.

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
There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On or about October 12, 2015, TalentBin, Inc., a subsidiary of the Company, was served with notice of a purported consumer class action for allegedly assembling, scoring and sharing candidate profiles in violation of the Fair Credit Reporting Act and the California Investigative Consumer Reporting Agencies Act (“ICRAA”). The lawsuit, entitled Eric Halvorson, et. al., individually and on behalf of all others similarly situated vs. TalentBin, Inc. (Case No. CGC 15 548270), was brought in the Superior Court of the State of California, County of San Francisco. On or about November 2015, the action was removed to the United States District Court, Northern District of California (Case No. 3:15-cv-05166). The Plaintiff seeks injunctive relief, monetary damages, pre- and post-judgment interest, statutory penalties of between $100 and $1,000 per violation, punitive damages and other costs and attorney’s fees. On February 23, 2016, the ICRAA claims were dismissed voluntarily. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of the Company’s repurchase activity for the three months ended March 31, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1 - January 31	—	—	—	$67,010,127
February 1 - February 29	1,066,451	2.83	1,066,451	$63,992,071
March 1 - March 31	—	—	—	$63,992,071
Total	1,066,451	$2.83	1,066,451

*
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75 million (the "Share Repurchase Program"). Under the Share Repurchase Program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017.

The Board of Directors of the Company has authorized the use of funds allocated to the Repurchase Program for the repurchase of its 3.50% convertible senior notes due 2019 (the "Notes"). On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10 million in aggregate principal amount of the Notes for $9.5 million in cash, plus accrued interest (See Note 13 - Long-Term Debt in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for additional details). After applying the funds utilized for such repurchase of the Notes to the amount remaining under the Share Repurchase Program, the Company currently has $54.5 million available for future repurchases of shares of common stock under the Share Repurchase Program and/or future repurchases of the Notes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this report:

Exhibit Number	Description

3.2
Amended and Restated Bylaws of Monster Worldwide, Inc., as amended effective March 16, 2016 — Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.1	Form of Monster Worldwide, Inc. Performance Share Award Grant Notice (March 2016 Version)

10.2	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice (Time-Based Vesting, March 2016 Version)

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated:	May 5, 2016
		By:	/S/ TIMOTHY T. YATES
Timothy T. Yates
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.2
Amended and Restated Bylaws of Monster Worldwide, Inc., as amended effective March 16, 2016 — Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.1	Form of Monster Worldwide, Inc. Performance Share Award Grant Notice (March 2016 Version)

10.2	Form of Monster Worldwide, Inc. Restricted Stock Unit Award Grant Notice (Time-Based Vesting, March 2016 Version)

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.