Form 10-Q
period 2016-06-30
MONSTER WORLDWIDE, INC.
filed 2016-08-09
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2016
Common Stock	89,064,938

MONSTER WORLDWIDE, INC.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$150,912	$167,730	$308,699	$340,612
Salaries and related	78,317	85,363	156,466	174,713
Office and general	44,387	42,998	86,168	87,792
Marketing and promotion	33,426	30,416	62,908	61,047
Goodwill impairment	142,002	—	142,002	—
Impairment of indefinite lived intangible assets	3,400	—	3,400	—
Restructuring and other special charges	—	5,915	—	26,007
Total operating expenses	301,532	164,692	450,944	349,559
Operating (loss) income	(150,620)	3,038	(142,245)	(8,947)
Gain on partial sale of equity method investment	—	—	—	8,849
Interest and other, net	(2,929)	(3,409)	(6,406)	(6,615)
Loss before income taxes and (loss) income in equity interests, net	(153,549)	(371)	(148,651)	(6,713)
(Benefit from) provision for income taxes	(29,435)	1,819	(26,128)	(12,126)
(Loss) income in equity interests, net	(41)	292	209	72
(Loss) income from continuing operations	(124,155)	(1,898)	(122,314)	5,485
Income from discontinued operations, net of tax	—	2,036	—	3,842
Net (loss) income	(124,155)	138	(122,314)	9,327
Net income attributable to noncontrolling interest	—	1,181	—	2,200
Net (loss) income attributable to Monster Worldwide, Inc.	$(124,155)	$(1,043)	$(122,314)	$7,127
Basic (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) income from continuing operations	$(1.40)	$(0.02)	$(1.38)	$0.06
Income from discontinued operations, net of tax	—	0.01	—	0.02
Basic (loss) earnings per share attributable to Monster Worldwide, Inc.	$(1.40)	$(0.01)	$(1.38)	$0.08
Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) income from continuing operations	$(1.40)	$(0.02)	$(1.38)	$0.06
Income from discontinued operations, net of tax	—	0.01	—	0.02
Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.	$(1.40)	$(0.01)	$(1.38)	$0.08
Weighted average shares outstanding:
Basic	88,683	90,067	88,802	89,605
Diluted	88,683	90,067	88,802	93,218
Net (loss) income	$(124,155)	$138	$(122,314)	$9,327
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(2,272)	2,933	(918)	(6,171)
Comprehensive (loss) income	(126,427)	3,071	(123,232)	3,156
Comprehensive income attributable to noncontrolling interest	—	852	—	2,122
Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(126,427)	$2,219	$(123,232)	$1,034

See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,303	$167,915
Accounts receivable, net of allowance for doubtful accounts of $4,207 and $4,096, respectively	218,561	260,518
Prepaid and other	53,219	52,599
Total current assets	375,083	481,032
Goodwill	365,201	496,499
Property and equipment, net	111,391	110,143
Intangibles, net	25,160	27,874
Investment in unconsolidated affiliates	22,788	21,566
Other assets	36,723	17,818
Total assets	$936,346	$1,154,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	107,755	137,069
Deferred revenue	239,290	279,815
Current portion of long-term debt, net	10,800	9,773
Total current liabilities	357,845	426,657
Long-term income taxes payable	36,507	36,348
Long-term debt, net, less current portion	172,491	184,499
Other long-term liabilities	13,719	26,022
Total liabilities	580,562	673,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 147,718 and 147,047 shares, respectively; outstanding: 88,902 and 89,297 shares, respectively	148	147
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,026,916	2,026,268
Accumulated deficit	(902,862)	(780,548)
Accumulated other comprehensive income	1,008	1,926
Less: Treasury stock, at cost, 58,816 and 57,750 shares, respectively	(769,426)	(766,387)
Total stockholders' equity	355,784	481,406
Total liabilities and stockholders’ equity	$936,346	$1,154,932
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows (used for) provided by operating activities:
Net (loss) income	$(122,314)	$9,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,255	23,237
Provision for doubtful accounts	951	761
Stock-based compensation	3,051	8,091
Income in equity interests, net	(209)	(72)
Non-cash restructuring charges	—	4,226
Deferred income taxes	(27,659)	4,705
Impairment of indefinite lived intangible assets	3,400	—
Gain on partial sale of equity method investment	—	(8,849)
Goodwill impairment	142,002	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	39,203	20,978
Prepaid and other	128	4,121
Deferred revenue	(39,024)	(14,181)
Accounts payable, accrued liabilities and other	(31,671)	(9,537)
Total adjustments	110,427	33,480
Net cash (used for) provided by operating activities	(11,887)	42,807
Cash flows used for investing activities:
Capital expenditures	(20,478)	(14,735)
Payment for acquisition, net of cash acquired	(12,511)	—
Investment in kununu US, LLC	(3,000)	—
Dividends received from equity investment and other	1,524	1,648
Cash received from partial sale of equity method investment	—	9,128
Capitalized patent defense costs	—	(2,305)
Net cash used for investing activities	(34,465)	(6,264)
Cash flows used for financing activities:
Payments on borrowings on credit facilities	—	(32,100)
Proceeds from borrowings on credit facilities	—	32,100
Payments on borrowings on term loan	(5,138)	(4,500)
Payments on convertible notes	(9,475)	—
Fees paid on the issuance of debt and purchase of capped call and other	(170)	(1,110)
Repurchase of common stock	(3,039)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(684)	(6,800)
Distribution paid to minority shareholder	—	(10,018)
Net cash used for financing activities	(18,506)	(22,428)
Effects of exchange rates on cash	246	(731)
Net (decrease) increase in cash and cash equivalents	$(64,612)	$13,384
Cash and cash equivalents from continuing operations, beginning of period	$167,915	$72,030
Cash and cash equivalents from discontinued operations, beginning of period	—	22,267
Cash and cash equivalents, beginning of period	$167,915	$94,297
Cash and cash equivalents from continuing operations, end of period	$103,303	$99,415
Cash and cash equivalents from discontinued operations, end of period	—	8,266
Cash and cash equivalents, end of period	$103,303	$107,681
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,248	$328
Cash paid for interest	$4,230	$4,702
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$—	$6,234
Net cash used for investing activities	$—	$(211)
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
The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but has the ability to exert significant influence, are accounted for under the equity method of accounting. All inter-company accounts and transactions have been eliminated in consolidation. For the three and six months ended June 30, 2015, the noncontrolling interest in our former South Korean subsidiary is recorded net of tax as Net income attributable to noncontrolling interest. In October 2015, the Company sold its remaining ownership position in its South Korean subsidiary. See Note 7 - Discontinued Operations.
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

Recently Adopted Accounting Pronouncements
Effective January 1, 2016, the Company retrospectively adopted ASU No. 2015-03 and No. 2015-15 related to simplifying the presentation of debt issuance costs. The adoption of this new guidance resulted in a change to the presentation of deferred financing costs related to our credit facilities and 3.50% convertible senior notes due 2019 from an asset to a direct deduction from the corresponding debt liability, consistent with the presentation of debt discounts and premiums. Adoption did not impact the Company’s results of operations or cash flows for any period presented. See Note 15 - Long-Term Debt.

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
A reconciliation of shares used in calculating basic and diluted (loss) earnings per share is as follows (shares in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	88,683	90,067	88,802	89,605
Impact of stock options and non-vested stock under employee compensation plans(1)	—	—	—	1,195
Impact of 3.50% convertible senior notes due 2019(2)	—	—	—	2,418
Diluted weighted-average shares outstanding	88,683	90,067	88,802	93,218
Weighted-average anti-dilutive common stock equivalents	2,649	5,042	2,303	1,037

(1)
For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three and six months ended June 30, 2016, those potential shares totaled 600,128 and 732,391 related to non-vested stock under employee compensation plans, respectively, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 2,048,948 and 1,570,545 of out of the money anti-dilutive common stock equivalents, respectively. For the quarter ended June 30, 2015, those potential shares totaled 806,833 related to non-vested stock under employee compensation plans and 3,841,000 relating to our 3.50% convertible senior notes due 2019 (the "Notes") which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 393,662 of out of the money anti-dilutive common stock equivalents.

(2)
On October 22, 2014, the Company consummated an offering of the Notes. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds approximately $5.33 per share of Monster’s common stock, the conversion price of the Notes. For the three and six months ended June 30, 2016, the average stock price of Monster's common stock was $2.86 and $3.36, respectively, resulting in no potential dilutive impact for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the average stock price of Monster's common stock was $6.22 and $5.86, respectively, resulting in a potential dilutive impact of approximately 3,841,000 and 2,418,000 shares, respectively. Since a loss attributable to the Company was incurred during the three months ended June 30, 2015, these potential dilutive shares are excluded from diluted weighted-average shares outstanding.

In connection with the pricing of the Notes, Monster entered into a capped call transaction which increases the effective conversion price of the Notes, and is designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. See Note 15 - Long-Term Debt.
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75,000 (the "Share Repurchase Program"). Under the Share Repurchase Program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the six months ended June 30, 2016, the Company repurchased 1,066,451 shares for a total of $3,018, excluding commissions, at an average price of $2.83 per share. There were no share repurchases during the three months ended June 30, 2016. Since the inception of this repurchase program, the Company repurchased 2,391,451 shares for a total of $11,008, excluding commissions, at an average price of $4.60 per share. The Company currently has $63,992 remaining under the Share Repurchase Program, subject to the following paragraph.
The Board of Directors of the Company has authorized the use of funds allocated to the Share Repurchase Program for the repurchase of the Notes. On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10,000 in aggregate principal amount of the Notes for $9,475 in cash, plus accrued interest (See Note 15 - Long-Term Debt). After applying the funds utilized for such repurchase of the Notes to the amount remaining under the Share Repurchase Program, the Company currently has $54,517 available for future repurchases of shares of common stock under the Share Repurchase Program and/or future repurchases of the Notes.
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
The Company recognized pre-tax compensation expense in the consolidated statements of operations related to stock-based compensation as follows, excluding discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Non-vested stock, included in salaries and related	$1,972	$3,613	$3,051	$8,018

Performance-Based Awards -During the first six months of 2016, the Company granted 2,773,663 RSUs, subject to the recipient's continued employment and certain specified performance-based conditions.
Service-Based Awards - During the first six months of 2016, the Company granted an aggregate of 1,854,580 service-based RSUs. The RSUs vest in various increments on the anniversaries of the individual grant dates, with the majority vesting through March 16, 2019, subject to the recipient's continued employment or service through each applicable vesting date.
The Company’s non-vested stock activity is as follows (shares in thousands):

	Six months ended June 30,
	2016		2015
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	4,571	$4.95	8,554	$4.85
Granted RSUs	4,628	$3.12	1,084	$4.64
Forfeited	(405)	$4.04	(808)	$4.90
Vested	(856)	$5.55	(3,492)	$4.67
Non-vested at end of period	7,938	$3.87	5,338	$4.90
As of June 30, 2016, the unrecognized compensation expense related to non-vested stock was $16,170 which is expected to be recognized over a weighted-average period of 1.9 years.

The Company’s stock option activity is as follows (shares in thousands):

	Six months ended June 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	61	$33.94	146	$32.32
Exercised	—	$—	—	$—
Forfeited/expired/cancelled	—	$—	(24)	$30.03
Outstanding at end of the period	61	$33.94	122	$32.79
Options exercisable at end of period	61	$33.94	122	$32.79
Aggregate intrinsic value of options exercised during the period	$—		$—
The Company has not granted any stock options subsequent to 2008 and all options were fully expensed prior to January 1, 2014.
On June 14, 2016, the Company issued 78,220 shares to a consultant in consideration for services under a consulting agreement entered into as part of a prior business combination. The securities were issued pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
5.    BUSINESS COMBINATION
In the second quarter of 2016, the Company’s Careers-North America segment purchased Jobr, Inc., the leading mobile job discovery app. Consideration for the acquisition was $12,511 in cash, net of cash acquired, with $1,300 of the consideration in escrow and $3,011 of the consideration used to eliminate Jobr debt at the time of acquisition. The Company preliminarily recorded $10,845 of goodwill, $1,870 of purchased technology, $343 of other assets, and $557 of deferred tax and other liabilities related to the acquisition. The goodwill recorded is not expected to be deductible for tax purposes.
6.    NONCONTROLLING INTEREST
In December 2013, the Company sold a 49.99% interest in JobKorea Ltd. (“JobKorea”), its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90,000. Based on the terms of the agreement, Monster maintained a controlling interest in the subsidiary and, accordingly, continued to consolidate the results of JobKorea in its consolidated financial statements. In the fourth quarter of 2015, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea. See Note 7 - Discontinued Operations. The noncontrolling interest’s share of net income was $1,181 and $2,200 for the three and six months ended June 30, 2015, respectively.
7.    DISCONTINUED OPERATIONS

In December 2013, H&Q Korea acquired 49.99% of JobKorea from Monster (see Note 6- Noncontrolling Interest). On September 28, 2015, the Company entered into an agreement to sell its 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85,000. The transaction closed on October 13, 2015 and is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform.

Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, were reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$—	$12,685	$—	$23,497

Income from discontinued operations, before tax	$—	$3,034	$—	$5,640
Income tax expense(1)	—	(998)	—	(1,798)
Income from discontinued operations, net of tax	—	2,036	—	3,842
Less: income from discontinued operations attributable to noncontrolling interest, net of tax	—	1,181	—	2,200
Income from discontinued operations attributable to Monster Worldwide, Inc., net of tax	$—	$855	$—	$1,642

(1)	Income tax expense related to the discontinued operation includes tax of JobKorea in addition to allocated corporate tax.
There were no assets or liabilities of discontinued operations as of June 30, 2016 or December 31, 2015.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications during the six months ended June 30, 2016.
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$23,492	$—	$23,492
U.S. and foreign government obligations	—	1,146	—	1,146
Foreign exchange contracts	—	69	—	69
Total Assets	$—	$24,707	$—	$24,707
Liabilities:
Foreign exchange contracts	$—	$111	$—	$111
Lease exit liabilities	—	—	8,114	8,114
Total Liabilities	$—	$111	$8,114	$8,225
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$33,791	$—	$33,791
Foreign exchange contracts	—	86	—	86
Total Assets	$—	$33,877	$—	$33,877
Liabilities:
Foreign exchange contracts	$—	$65	$—	$65
Lease exit liabilities	—	—	10,171	10,171
Total Liabilities	$—	$65	$10,171	$10,236
We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations, restructuring activities of the Company and consolidation of office facilities are recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. In the first quarter of 2015, as part of its "Reallocate to Accelerate" program, the Company vacated space in its Bedford, Massachusetts location (see Note 11 - Restructuring and Other Special Charges).
The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Six months ended June 30,
	2016	2015
Balance, Beginning of Period	$10,171	$8,515
Expense	—	3,981
Cash payments and changes in fair value	(2,057)	(2,516)
Balance, End of Period	$8,114	$9,980
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
9.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments
	Six months ended June 30,
	2016	2015
Beginning balance	$1,926	$9,245
Other comprehensive loss before reclassifications	(918)	(6,093)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period change in accumulated other comprehensive income	(918)	(6,093)
Ending balance	$1,008	$3,152

10.    INVESTMENTS
Equity Method Investments
The Company accounts for investments through which it holds a noncontrolling interest and has the ability to exert significant influence using the equity method of accounting, recording its owned percentage of the investment’s net results of operations in (Loss) income in equity interests, net, in the Company’s consolidated statement of operations. Such losses reduce the carrying value of the Company’s investment and gains increase the carrying value of the Company’s investment. Dividends paid by the equity investee reduce the carrying amount of the Company’s investment.
(Loss) income in equity interests, net are as follows by equity investment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Alma Career Oy	$476	$292	$801	$471
kununu US, LLC	(517)	—	(592)	—
CareerOne Pty Ltd	—	—	—	(399)
(Loss) income in equity interests, net	$(41)	$292	$209	$72
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
The Company received a dividend of $1,235 and $835 in the second quarter of 2016 and 2015, respectively, related to this investment. The carrying value of the investment was $20,700 and $19,082 as of June 30, 2016 and 2015, respectively, and is recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.
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
The carrying value of the investment was $2,088 as of June 30, 2016 and is recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.

In connection with the investment, the Company entered into a Cooperation Agreement with Kununu to provide sales services, support, and consulting for Kununu for an annual fee of $1,500. The annual fee is being recognized on a straight-line basis as reduction of salary and related expense, with approximately $500 recognized during the second quarter of 2016.
CareerOne Pty Ltd
In 2008, the Company acquired a 50% equity interest in a company located in Australia, CareerOne Pty Limited ("CareerOne"). During the first quarter of 2015, the Company expended an additional $451 for additional working capital requirements relating to CareerOne. On March 31, 2015, the Company sold the majority of its 50% equity interest in CareerOne in an arms-length transaction, leaving the Company with a 10% interest. Total cash received from the transaction was $9,128, and the sale resulted in the recognition of a pre-tax gain of $8,849 in the first quarter of 2015. As a result of the sale, the Company no longer has the ability to exert significant influence over CareerOne. Therefore, effective March 31, 2015, the remaining 10% interest retained by the Company is being accounted for under the cost method. See Note 16 – Income Taxes for discussion of the tax impact of the transaction.
11.    RESTRUCTURING AND OTHER SPECIAL CHARGES
Reallocate to Accelerate
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The initiatives included a global workforce reduction of approximately 300 associates (excluding discontinued operations), lease exit costs, impairment of certain assets, and office and general expense controls. No charges related to these initiatives were recognized in the three and six months ended June 30, 2016, and the Company does not expect to incur additional charges in future periods related to this program. The following table displays a roll forward of the restructuring and other special charges and related liability balances associated with the program:

	Accrual at December 31, 2015	Cash Payments	Accrual at June 30, 2016
Workforce reduction	$4,309	$(3,445)	$864
Consolidation of office facilities	4,767	(726)	4,041
Other costs and professional fees	645	(264)	381
Total	$9,721	$(4,435)	$5,286
12.    PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances net of accumulated depreciation are as follows:

	June 30, 2016	December 31, 2015
Capitalized software costs	$188,952	$178,146
Furniture and equipment	15,514	15,632
Leasehold improvements	36,092	35,846
Computer and communications equipment	151,704	152,563
	392,262	382,187
Less: accumulated depreciation	280,871	272,044
Property and equipment, net	$111,391	$110,143
Depreciation expense was $9,558 and $18,909 for the three and six months ended June 30, 2016, respectively. Depreciation expense was $10,442 and $21,268 for the three and six months ended June 30, 2015, respectively.

13.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
A summary of changes in goodwill is as follows:

	Careers - North America	Careers - International	Total
Balance as of December 31, 2015:
Goodwill	$774,765	$310,184	$1,084,949
Accumulated impairment losses	(325,800)	(262,650)	(588,450)
Net goodwill as of December 31, 2015	448,965	47,534	496,499
Acquisition activity(1)	10,845	—	10,845
Impairment	(142,002)	—	(142,002)
Translation and other adjustments, net	—	(141)	(141)
Balance as of June 30, 2016:
Goodwill	785,610	310,043	1,095,653
Accumulated impairment losses	(467,802)	(262,650)	(730,452)
Net goodwill as of June 30, 2016	$317,808	$47,393	$365,201
(1) See Note 5 - Business Combination.
The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year, or more frequently when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company has two reporting units which are equivalent to our two operating segments: Careers-North America and Careers-International.
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
As a corroborative source of information, the Company reconciles the estimated aggregate fair values of its reporting units within a reasonable range of its market capitalization, which includes an estimated control premium (an adjustment reflecting an estimated fair value on a control basis) to verify reasonableness of the fair value of its reporting units obtained using the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. We monitor changes in our share price to ensure our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event our market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving it’s the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of another company in a transaction in which the Company’s shareholders will receive approximately $329,000 for all of the equity interests in the Company, subject to customary closing conditions. The sale is expected to be finalized in the fourth quarter of 2016 (see Note 19 - Subsequent Events for further details). In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142,002 during the second quarter of 2016. Due to the significance of the goodwill balance in the Careers-North America reporting unit, and the results of the annual impairment analysis performed in the fourth quarter of 2015, the Company recognized the estimated impairment charge to the Careers-North America reporting unit. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.

Due to the limited time period from the indication of the impairment to the date of this filing, and the complexities involved in estimating the fair value of certain assets and liabilities, the Company has not finalized its impairment analysis as of August 9, 2016. The Company will complete a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016 and recognize any adjustments to the estimated impairment charge at that time. We believe that our preliminary estimate is reasonable and represents the Company’s best estimate of the goodwill impairment loss to be incurred, however, it is possible that the completion of the formal analysis may result in a material adjustment to this preliminary estimate in the third quarter of 2016.
Indefinite lived intangibles
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances, unless impairment indicators exist between annual impairment tests. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. During the second quarter of 2016, the Company performed an impairment analysis on two indefinite lived intangible assets. The analysis resulted in an impairment charge of $3,400 being recognized in the second quarter of 2016.
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

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives are as follows:

	June 30, 2016
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	8,684	July 2016	69
Foreign currency exchange forwards	Accrued expenses and other current liabilities	12,737	July/August 2016	(111)
Total Derivative Instruments		$21,421		$(42)

	December 31, 2015
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	13,251	January 2016	86
Foreign currency exchange forwards	Accrued expenses and other current liabilities	14,044	January 2016	(65)
Total Derivative Instruments		$27,295		$21
The changes in the fair value of our forward contracts are as follows:

	Location of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts	Amount of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts

		Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
Foreign currency exchange forwards	Interest and Other, net	$(24)	$375	$(516)	$671
15.    LONG-TERM DEBT
Long-term debt, net of discounts and debt issuance costs where applicable, is summarized as follows:

	June 30, 2016	December 31, 2015
3.50% convertible senior notes due 2019	$133,750	$143,750
Term loan facility	66,292	71,431
Unamortized discount on convertible senior notes	(12,877)	(15,932)
Unamortized debt issuance costs	(3,874)	(4,977)
	183,291	194,272
Less: current portion of long-term debt, net	10,800	9,773
Long-term debt, net, less current portion	$172,491	$184,499

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

As of June 30, 2016, $133,750 in aggregate principal amount of the Notes was outstanding.
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
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2,569 payable on September 30, 2016, $3,083 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity.
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

The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the closing date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of June 30, 2016, the Company was in full compliance with its covenants.
At June 30, 2016, the utilized portion of this credit facility was $66,292 in borrowings on the term loan facility, no borrowings on the revolving credit facility, and $90 in outstanding letters of credit. The portion of the term loan that is due within one year is $11,819 and is classified as short-term in the consolidated balance sheet, net of deferred financing fees of $1,019. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheet. As of June 30, 2016, based on the calculation of the maximum consolidated leverage ratio, $99,910 of the Company’s revolving credit facility was available. At June 30, 2016, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.47%, 3.50% and 0.30%, respectively. As of June 30, 2016, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.22%.
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
Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets and certain U.S. Foreign Tax credits. The tax provision during the six months ended June 30, 2016 was increased by approximately $1,964 of discrete items, consisting primarily of tax valuation allowances recorded on tax benefits of current year operating losses in certain foreign tax jurisdictions, deficiencies in tax benefits on stock based compensation, and accrued interest on unrecognized tax positions. In addition, during the three months ended June 30, 2016, the Company recorded a pre-tax charge for estimated impairment of goodwill in the amount of $142,002. The Company recorded a deferred tax benefit of $27,137 with respect to the portion of impaired goodwill which is deductible for tax purposes (see Note 13 - Goodwill and Intangible Assets for additional details).
The tax provision during the six months ended June 30, 2015 reflects a provision of $7,735 attributable to discrete items, consisting primarily of a tax provision of $4,896 due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 10 - Investments), and increases to tax valuation allowances of $1,915 on tax benefits of current year losses incurred in certain foreign tax jurisdictions. In addition, as a result of settlement of a tax examination during the first quarter of 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10,424 which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6,776. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12,607 which, on a net of tax basis, impacted the effective tax rate by $8,977. The total benefit reflected in the tax provision in the six months ended June 30, 2015 relating to recognition of previously unrecognized tax positions, and reversals of accrued interest and penalties thereon, was $15,753. The tax matters relate primarily to allocation of income among tax jurisdictions.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2016 and December 31, 2015 is recorded on the Company’s consolidated balance sheets as long-term income taxes payable of $36,507 and $36,348, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4,000 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Careers – North America	$103,661	$119,844	$212,855	$242,236
Careers – International	47,251	47,886	95,844	98,376
Revenue	$150,912	$167,730	$308,699	$340,612
Operating (Loss) Income
Careers – North America	$(135,666)	$25,247	$(116,400)	$38,585
Careers – International	(7,547)	(10,458)	(11,867)	(25,883)
	(143,213)	14,789	(128,267)	12,702
Corporate expenses	(7,407)	(11,751)	(13,978)	(21,649)
Operating (Loss) Income	$(150,620)	$3,038	$(142,245)	$(8,947)
Depreciation and Amortization
Careers – North America	$7,131	$7,265	$14,115	$14,795
Careers – International	2,851	3,554	5,643	7,095
	9,982	10,819	19,758	21,890
Corporate expenses	248	290	497	709
Depreciation and Amortization	$10,230	$11,109	$20,255	$22,599
Restructuring and Other Special Charges
Careers – North America	$—	$505	$—	$11,562
Careers – International	—	3,869	—	12,316
Corporate expenses	—	1,541	—	2,129
Restructuring and Other Special Charges	$—	$5,915	$—	$26,007
Goodwill Impairment
Careers – North America	$142,002	$—	$142,002	$—
Careers – International	—	—	—	—
Corporate expenses	—	—	—	—
Goodwill Impairment	$142,002	$—	$142,002	$—
Revenue by Geographic Region (a)
United States	$100,999	$116,018	$207,387	$234,477
International	49,913	51,712	101,312	106,135
Revenue	$150,912	$167,730	$308,699	$340,612

	June 30,	December 31,
	2016	2015
Long-lived Assets by Geographic Region (b)
United States	$89,551	$87,440
International	21,840	22,703
Total Long-Lived Assets	$111,391	$110,143

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets include property and equipment, net.
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

In July 2016, Guyzar LLC filed suit against the Company for allegedly infringing their Patent No. 5845070 relating to methods for the authentification and preservation of confidential information usable for completing transactions with an internet entity. The lawsuit, entitled Guyzar LLC vs. Monster Worldwide, Inc. (Civil Action No. 2:16-cv-00813) was brought in the United States District Court for the Eastern District of Texas. The Plaintiff seeks injunctive relief, monetary damages, enhanced damages, pre and post judgment interest, attorney’s fees and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.

Leases
The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at June 30, 2016, excluding discontinued operations:

	Operating Leases	Estimated Sublease Income
2016	$16,425	$2,113
2017	29,433	4,087
2018	26,762	3,979
2019	23,499	3,816
2020	19,787	3,816
Thereafter	42,386	900
	$158,292	$18,711
19.    SUBSEQUENT EVENTS
Merger Agreement
On August 8, 2016, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Randstad North America, Inc., a Delaware corporation (“Parent”), and Merlin Global Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will commence a tender offer to purchase all of the issued and outstanding shares of common stock of the Company, par value $0.001 per share (each a “Share”), at a purchase price of $3.40 per Share (the “Offer Price”), payable to the holder thereof in cash, without interest and less any applicable withholding taxes (the “Offer”).
Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) in accordance with the Merger Agreement and under Section 251(h) of the General Corporation Law of the State of Delaware, and the Company will survive the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each Share that is not tendered and accepted pursuant to the Offer (other than Shares held by Parent, Merger Sub or the Company or their direct or indirect wholly-owned subsidiaries and Shares held by stockholders who are entitled to demand and who have properly and validly perfected their statutory rights of appraisal) will be converted into the right to receive an amount equal to the Offer Price (the “Merger Consideration”), payable to the holder thereof in cash, without interest and less any applicable withholding taxes.
The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including (i) that the number of Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Shares then-owned by Parent, Merger Sub or any of their respective wholly-owned Subsidiaries, equals at least one Share more than half of the sum of (without duplication) (A) all Shares then outstanding (including all outstanding Company Restricted Shares (as defined in the Merger Agreement)) plus (B) all Shares issuable to holders of the Notes from whom the Company has received duly completed notices of exercise, plus (C) all Shares issuable to holders of Company Stock Options (as defined in the Merger Agreement) and (ii) (A) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (B) the approval of the relevant authority pursuant to Council Regulation 139/2004 of the European Union. The obligations of Parent and Merger Sub to complete the Offer and the Merger are not subject to any financing condition.
The Merger Agreement includes customary termination rights for both the Company and Parent including, among others, in connection with Superior Proposals (as defined in the Merger Agreement). Upon the termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $9,000.
The execution of the Merger Agreement will permit the holders of the Company’s Notes to exercise their option to convert their Notes into Shares, and, in the event that the Offer is consummated, the Company will be obligated to offer to repurchase the Notes, in each case subject to the provisions of the Indenture dated as of October 22, 2014, by and between the Company and Wilmington Trust, National Association, as trustee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of June 30, 2016, and the related consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2016 and 2015, and cash flows for the six-month periods ended June 30, 2016 and 2015 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2016. These interim financial statements are the responsibility of the Company’s management.
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
August 9, 2016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, uncertainties related to the acquisition of the Company by Randstad North America, Inc., including the timing of completion of the proposed transaction, the ability to obtain requisite regulatory approvals, the tender of a majority of the outstanding shares of common stock of Monster Worldwide, Inc., the possibility that competing offers will be made and the satisfaction or waiver of the other conditions to the consummation of the proposed transaction, the potential impact of the announcement or consummation of the proposed transaction on relationships, including with employees, suppliers and customers; the global economic and financial market environment; competition; risks relating to our foreign operations; our ability to maintain and enhance the value of our brands, particularly Monster; risks related to our strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; risks associated with cuts in government spending; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We earned 31% and 29% of our total revenue outside of North America for the quarters ended June 30, 2016 and 2015, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
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
Merger Agreement
On August 8, 2016, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Randstad North America, Inc., a Delaware corporation (“Parent”), and Merlin Global Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will commence a tender offer to purchase all of the issued and outstanding shares of common stock of the Company, par value $0.001 per share (each a “Share”), at a purchase price of $3.40 per Share (the “Offer Price”), payable to the holder thereof in cash, without interest and less any applicable withholding taxes (the “Offer”).
Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) in accordance with the Merger Agreement and under Section 251(h) of the General Corporation Law of the State of Delaware, and the Company will survive the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each Share that is not tendered and accepted pursuant to the Offer (other than Shares held by Parent, Merger Sub or the Company or their direct or indirect wholly-owned subsidiaries and Shares held by stockholders who are entitled to demand and who have properly and validly perfected their statutory rights of appraisal) will be converted into the right to receive an amount equal to the Offer Price (the “Merger Consideration”), payable to the holder thereof in cash, without interest and less any applicable withholding taxes.
The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including (i) that the number of Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Shares then-owned by Parent, Merger Sub or any of their respective wholly-owned Subsidiaries, equals at least one Share more than half of the sum of (without duplication) (A) all Shares then outstanding (including all outstanding Company Restricted Shares (as defined in the Merger Agreement)) plus (B) all Shares issuable to holders of the Notes from whom the Company has received duly completed notices of exercise, plus (C) all Shares issuable to holders of Company Stock Options (as defined in the Merger Agreement) and (ii) (A) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (B) the approval of the relevant authority pursuant to Council Regulation 139/2004 of the European Union. The obligations of Parent and Merger Sub to complete the Offer and the Merger are not subject to any financing condition.
The Merger Agreement includes customary termination rights for both the Company and Parent including, among others, in connection with Superior Proposals (as defined in the Merger Agreement). Upon the termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $9.0 million.
The execution of the Merger Agreement will permit the holders of the Company’s Notes to exercise their option to convert their Notes into Shares, and, in the event that the Offer is consummated, the Company will be obligated to offer to repurchase the Notes, in each case subject to the provisions of the Indenture dated as of October 22, 2014, by and between the Company and Wilmington Trust, National Association, as trustee.
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

RESULTS OF OPERATIONS
Consolidated operating results as a percentage of revenue are as follows (excluding discontinued operations):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Salaries and related	51.9%	50.9%	50.7%	51.3%
Office and general	29.4%	25.6%	27.9%	25.8%
Marketing and promotion	22.1%	18.1%	20.4%	17.9%
Goodwill impairment	94.1%	—%	46.0%	—%
Impairment of indefinite lived intangible assets	2.3%	—%	1.1%	—%
Restructuring and other special charges	—%	3.5%	—%	7.6%
Total operating expenses	199.8%	98.2%	146.1%	102.6%
Operating (loss) income	(99.8)%	1.8%	(46.1)%	(2.6)%
Gain on partial sale of equity method investment	—%	—%	—%	2.6%
Interest and other, net	(1.9)%	(2.0)%	(2.1)%	(1.9)%
Loss before income taxes and (loss) income in equity interests, net	(101.7)%	(0.2)%	(48.2)%	(2.0)%
(Benefit from) provision for income taxes	(19.5)%	1.1%	(8.5)%	(3.6)%
(Loss) income in equity interests, net	—%	0.2%	0.1%	—%
(Loss) income from continuing operations	(82.3)%	(1.1)%	(39.6)%	1.6%
The Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Consolidated Revenue, Operating Expenses, Operating (Loss) Income, Cash EBITDA and Adjusted EBITDA
Consolidated revenue, operating expenses, operating (loss) income, Cash EBITDA and Adjusted EBITDA are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$150,912	100.0%	$167,730	100.0%	$(16,818)	(10.0)%
Salaries and related	78,317	51.9%	85,363	50.9%	(7,046)	(8.3)%
Office and general	44,387	29.4%	42,998	25.6%	1,389	3.2%
Marketing and promotion	33,426	22.1%	30,416	18.1%	3,010	9.9%
Goodwill impairment	142,002	94.1%	—	—%	142,002	na
Impairment of indefinite lived intangible assets	3,400	2.3%	—	—%	3,400	na
Restructuring and other special charges	—	—%	5,915	3.5%	(5,915)	(100.0)%
Total operating expenses	301,532	199.8%	164,692	98.2%	136,840	83.1%
Operating (loss) income	$(150,620)	(99.8)%	$3,038	1.8%	$(153,658)	(5,057.9)%
Cash EBITDA	$6,984	4.6%	$17,760	10.6%	$(10,776)	(60.7)%
Adjusted EBITDA	$9,178	6.1%	$25,675	15.3%	$(16,497)	(64.3)%
Our consolidated revenue decreased by $16.8 million (10.0%, 9.8% on a constant currency basis) in the second quarter of 2016 compared to the same period of 2015. Our Careers-North America segment experienced a decrease of $16.2 million (13.5%) primarily due to declines in the enterprise, mid market, e-commerce and newspaper channels. Our Careers-International segment decreased $0.6 million (1.3%, 0.9% on a constant currency basis).

Salaries and related expenses decreased $7.0 million (8.3%, 7.8% on a constant currency basis) in the second quarter of 2016 compared to the same period of 2015. This decrease in salaries and related expenses resulted primarily from decreased stock based compensation, decreased variable compensation and a separation charge of $2.0 million incurred in the second quarter of 2015 which was not incurred during the second quarter of 2016.
Office and general expenses increased $1.4 million (3.2%, 4.0% on a constant currency basis) in the second quarter of 2016 compared to the same period of 2015. This increase in office and general expenses resulted primarily from increased consulting fees, partially offset by decreased depreciation expense.
Marketing and promotion expenses increased $3.0 million (9.9%, 10.7% on a constant currency basis) in the second quarter of 2016 compared to the same period of 2015. During the second quarter, the Company made strategic investments to increase Monster's brand presence in Europe.
On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of another company in a transaction in which the Company’s shareholders will receive approximately $329 million for all of the equity interests in the Company, subject to customary closing conditions. The sale is expected to be finalized in the fourth quarter of 2016. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. The Company recognized the estimated impairment charge in the Careers-North America reporting unit. The Company will complete a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016 and recognize any adjustments to the estimated impairment charge at that time. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for further details. In addition, an impairment charge of $3.4 million related to two indefinite-lived intangibles assets was recognized during the second quarter of 2016. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
We incurred $5.9 million of restructuring and other special charges in the second quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our consolidated operating loss was $150.6 million in the second quarter of 2016, compared to operating income of $3.0 million in the second quarter of 2015, as a result of the factors discussed above.
Our consolidated Cash EBITDA and Adjusted EBITDA were $7.0 million and $9.2 million in the second quarter of 2016, respectively, compared to consolidated Cash EBITDA and Adjusted EBITDA of $17.8 million and $25.7 million in the same period of 2015, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our loss from continuing operations to Cash EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$103,661	100.0%	$119,844	100.0%	$(16,183)	(13.5)%
Salaries and related	50,316	48.5%	50,484	42.1%	(168)	(0.3)%
Office and general	26,671	25.7%	25,761	21.5%	910	3.5%
Marketing and promotion	16,938	16.3%	17,847	14.9%	(909)	(5.1)%
Goodwill impairment	142,002	137.0%	—	—%	142,002	na
Impairment of indefinite lived intangible assets	3,400	3.3%	—	—%	3,400	na
Restructuring and other special charges	—	—%	505	0.4%	(505)	(100.0)%
Total operating expenses	239,327	230.9%	94,597	78.9%	144,730	153.0%
Operating (loss) income	$(135,666)	(130.9)%	$25,247	21.1%	$(160,913)	(637.4)%

Our Careers-North America segment revenue decreased $16.2 million (13.5%) in the second quarter of 2016 compared to the same period of 2015. The decrease in the Careers-North America segment is primarily due to declines in the enterprise, mid-market, e-commerce and newspaper channels. Our commercial channels have been negatively impacted by increased price/value competition leading to churn in the account base, particularly among those customers where we do not have a deep multi-product relationship.
Salaries and related expenses were essentially flat in the second quarter of 2016 compared to the same period of 2015.
Office and general expenses increased $0.9 million (3.5%) in the second quarter of 2016 compared to the same period of 2015. This increase in office and general expenses resulted primarily from $0.5 million of increased support costs.
Marketing and promotion expenses decreased $0.9 million (5.1%) in the second quarter of 2016 compared to the same period of 2015. During the second quarter, the Company was able to reduce marketing spend while driving quality traffic.
On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of another company in a transaction in which the Company’s shareholders will receive approximately $329 million for all of the equity interests in the Company, subject to customary closing conditions. The sale is expected to be finalized in the fourth quarter of 2016. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. The Company recognized the estimated impairment charge in the Careers-North America reporting unit. The Company will complete a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016 and recognize any adjustments to the estimated impairment charge at that time. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for further details. In addition, an impairment charge of $3.4 million related to two indefinite-lived intangibles assets was recognized during the second quarter of 2016. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Our Careers-North America segment incurred $0.5 million of restructuring and other special charges in the second quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-North America segment's operating loss was $135.7 million in the second quarter of 2016, compared to operating income of $25.2 million in the second quarter of 2015, as a result of the factors described above.
Careers-International
The operating results of our Careers - International segment are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$47,251	100.0%	$47,886	100.0%	$(635)	(1.3)%
Salaries and related	25,425	53.8%	27,360	57.1%	(1,935)	(7.1)%
Office and general	12,888	27.3%	14,551	30.4%	(1,663)	(11.4)%
Marketing and promotion	16,485	34.9%	12,564	26.2%	3,921	31.2%
Restructuring and other special charges	—	—%	3,869	8.1%	(3,869)	(100.0)%
Total operating expenses	54,798	116.0%	58,344	121.8%	(3,546)	(6.1)%
Operating loss	$(7,547)	(16.0)%	$(10,458)	(21.8)%	$2,911	(27.8)%
Our Careers-International segment revenue decreased $0.6 million (1.3%, 0.9% on a constant currency basis) in the second quarter of 2016 compared to the same period of 2015, primarily due to decreases in the Asia Pacific region. Europe was essentially flat on both an actual and constant currency basis. We continue to see increased traction of our new products in Europe, and have made strides increasing our market competitiveness throughout the region.

Salaries and related expenses decreased $1.9 million (7.1%, 6.3% on a constant currency basis) in the second quarter of 2016 compared to the same period of 2015. The decrease in salaries and related expenses on a constant currency basis resulted primarily from $1.0 million of decreased variable compensation and decreased stock based compensation.
Office and general expenses decreased $1.7 million (11.4%, 9.9% on a constant currency basis) in the second quarter of 2016 compared to the same period of 2015. The decrease in office and general expenses on a constant currency basis resulted primarily from $0.7 million of decreased depreciation expense and $0.5 million of decreased occupancy costs and professional fees.
Marketing and promotion expenses increased $3.9 million (31.2%, 32.8% on a constant currency basis) in the second quarter of 2016 compared to the same period of 2015. During the second quarter, the Company made strategic investments to increase Monster's brand presence in Europe through increased marketing in a number of our key markets, specifically the United Kingdom and Germany, where there is near-term opportunity to accelerate business with stronger customer performance.
Our Careers-International segment incurred $3.9 million of restructuring and other special charges in the second quarter of 2016, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-International operating loss was $7.5 million in the second quarter of 2016, compared to an operating loss of $10.5 million in the second quarter of 2015, as a result of the factors discussed above.
Interest and other, net
Interest and other, net, for the three months ended June 30, 2016 and 2015 resulted in an expense of $2.9 million and $3.4 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, interest income associated with the Company’s various investments and foreign currency gains or losses.
Income Taxes
Income taxes are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended June 30,
	2016	2015	Change in Dollars	Percentage Change
Loss before income taxes and income in equity interests	$(153,549)	$(371)	$(153,178)	(41,287.9)%
(Benefit from) provision for income taxes	$(29,435)	$1,819	$(31,254)	1,718.2%
Effective tax rate	19.2%	(490.3)%
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

The tax provision during the quarter ended June 30, 2016 was increased by approximately $1.4 million of discrete items, consisting primarily of tax deficiencies on stock based compensation and accrued interest on unrecognized tax positions. In addition, during the second quarter of 2016, the Company recorded a pre-tax charge for estimated impairment of goodwill in the amount of $142.0 million. The Company recorded a deferred tax benefit of $27.1 million with respect to the portion of impaired goodwill which is deductible for tax purposes. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2016 and December 31, 2015 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $36.5 million and $36.3 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
(Loss) income in equity interests, net
(Loss) income in equity interests, net, for the three months ended June 30, 2016 was essentially break-even compared to income of $0.3 million for the same period of 2015. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
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
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90 million. Based on the terms of the agreement, since the Company maintained a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On October 13, 2015, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85 million. The noncontrolling interest’s share of net income was $1.2 million for the three months ended June 30, 2015.
Income from discontinued operations, net of tax
As discussed above, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea on October 13, 2015. The sale is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. For the three months ended June 30, 2016 and 2015, the Company reported income from discontinued operations, net of tax, of $0 and $2.0 million, respectively. See Note 7 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Net (loss) income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net loss was $124.2 million for the three months ended June 30, 2016, compared to net income of $0.1 million for the same period of 2015. Net loss attributable to Monster Worldwide, Inc. was $124.2 million for the three months ended June 30, 2016, compared to a net loss of $1.0 million for the same period of 2015.

Diluted loss per share attributable to Monster Worldwide, Inc.
Diluted loss per share attributable to Monster Worldwide, Inc. was $1.40 for the three months ended June 30, 2016, compared to $0.01 for the same period of 2015. Diluted loss per share from continuing operations was $1.40 for the three months ended June 30, 2016, compared to $0.02 for the same period of 2015. Diluted weighted average shares outstanding for the three months ended June 30, 2016 and 2015 was 88.7 million shares and 90.1 million shares, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
Cash EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income (loss) in equity interests, net, provision for (benefit from) income taxes, interest and other, net, gain on partial sale of equity method investment, depreciation, amortization, non-cash compensation expense, non-cash charges related to the Company's restructuring programs and non-cash impairment charges.

Adjusted EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income (loss) in equity interests, net, provision for (benefit from) income taxes, interest and other, net, gain on partial sale of equity method investment, depreciation, amortization, non-cash compensation expense, non-cash impairment charges, costs incurred with the Company’s restructuring programs, certain management advisory fees and separation charges.
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
A reconciliation of loss from continuing operations to Cash EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Three months ended June 30,
	2016	2015
Loss from continuing operations	$(124,155)	$(1,898)
Loss (income) in equity interests, net	41	(292)
(Benefit from) provision for income taxes	(29,435)	1,819
Interest and other, net	2,929	3,409
Impairment of indefinite-lived intangible assets	3,400	—
Goodwill impairment	142,002	—
Depreciation expense	9,558	10,442
Stock based compensation expense	1,972	3,613
Amortization of intangibles	672	667
Cash EBITDA	6,984	17,760
Management advisory fees(1)	2,194	—
Separation charges(2)	—	2,000
Restructuring and other special charges, less non-cash items(3)	—	5,915
Adjusted EBITDA	$9,178	$25,675

(1)	The Company incurred $2.2 million of management advisory fees in the second quarter of 2016. The engagement ended during the second quarter and no additional fees are expected in future periods.

(2)	The Company incurred $2.0 million of separation charges during the second quarter of 2015 in connection with the resignation of the Company's former Chief Executive Officer.

(3)
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The "Reallocate to Accelerate" initiatives included a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company incurred $5.9 million of restructuring costs during the second quarter of 2015 related to this program. No charges related to these initiatives were recognized in 2016, and the Company does not expect to incur additional charges in future periods related to this program.

The Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Consolidated Revenue, Operating Expenses, Operating Loss, Cash EBITDA and Adjusted EBITDA
Consolidated revenue, operating expenses, operating loss, Cash EBITDA and Adjusted EBITDA are as follows (excluding discontinued operations)(dollars in thousands):

	Six months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$308,699	100.0%	$340,612	100.0%	$(31,913)	(9.4)%
Salaries and related	156,466	50.7%	174,713	51.3%	(18,247)	(10.4)%
Office and general	86,168	27.9%	87,792	25.8%	(1,624)	(1.8)%
Marketing and promotion	62,908	20.4%	61,047	17.9%	1,861	3.0%
Restructuring and other special charges	—	—%	26,007	7.6%	(26,007)	(100.0)%
Impairment of indefinite lived intangible assets	3,400	1.1%	—	—%	3,400	na
Goodwill impairment	142,002	46.0%	—	—%	142,002	na
Total operating expenses	450,944	146.1%	349,559	102.6%	101,385	29.0%
Operating loss	$(142,245)	(46.1)%	$(8,947)	(2.6)%	$(133,298)	1,489.9%
Cash EBITDA	26,463	8.6%	25,896	7.6%	567	2.2%
Adjusted EBITDA	30,632	9.9%	49,677	14.6%	(19,045)	(38.3)%
Our consolidated revenue decreased by $31.9 million (9.4%, 8.6% on a constant currency basis) in the first six months of 2016 compared to the same period of 2015. Our Careers-North America segment experienced a decrease of $29.4 million (12.1%) primarily due to declines in the enterprise, mid-market, e-commerce channels, and newspaper channels, partially offset by growth in our healthcare channel. Our Careers-International segment decreased $2.5 million (2.6%, 0.4% on a constant currency basis).
Salaries and related expenses decreased $18.2 million (10.4%, 9.5% on a constant currency basis) in the first six months of 2016 compared to the same period of 2015. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015, a separation charge of $2.0 million incurred in the second quarter of 2015 which was not incurred during 2016, and decreased variable compensation and stock based compensation.
Office and general expenses decreased $1.6 million (1.8%, 0.8% on a constant currency basis) in the first six months of 2016 compared to the same period of 2015. This decrease in office and general expenses resulted primarily from decreased depreciation expense and an across the board expense reduction, partially offset by increased professional fees.
Marketing and promotion expenses increased $1.9 million (3.0%, 4.6% on a constant currency basis) in the first six months of 2016 compared to the same period of 2015. During the first six months of 2016, the Company made strategic investments to increase Monster's brand presence in Europe, partially offset by efficiencies in North America.
On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of another company in a transaction in which the Company’s shareholders will receive approximately $329 million for all of the equity interests in the Company, subject to customary closing conditions. The sale is expected to be finalized in the fourth quarter of 2016. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. The Company recognized the estimated impairment charge in the Careers-North America reporting unit. The Company will complete a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016 and recognize any adjustments to the estimated impairment charge at that time. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for further details. In addition, an impairment charge of $3.4 million related to two indefinite-lived intangibles assets was recognized during the second quarter of 2016. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
We incurred $26.0 million of restructuring and other special charges in the first six months of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our consolidated operating loss was $142.2 million in the first six months of 2016, compared to an operating loss of $8.9 million in same period of 2015, as a result of the factors discussed above.
Our consolidated Cash EBITDA and Adjusted EBITDA were $26.5 million and $30.6 million in the first six months of 2016, respectively, compared to consolidated Cash EBITDA and Adjusted EBITDA of $25.9 million and $49.7 million in the same period of 2015, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our (loss) income from continuing operations to Cash EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Six months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$212,855	100.0%	$242,236	100.0%	$(29,381)	(12.1)%
Salaries and related	99,820	46.9%	104,581	43.2%	(4,761)	(4.6)%
Office and general	52,053	24.5%	52,498	21.7%	(445)	(0.8)%
Marketing and promotion	31,980	15.0%	35,010	14.5%	(3,030)	(8.7)%
Restructuring and other special charges	—	—%	11,562	4.8%	(11,562)	(100.0)%
Impairment of indefinite lived intangible assets	3,400	1.6%	—	—%	3,400	na
Goodwill impairment	142,002	66.7%	—	—%	142,002	na
Total operating expenses	329,255	154.7%	203,651	84.1%	125,604	61.7%
Operating (loss) income	$(116,400)	(54.7)%	$38,585	15.9%	$(154,985)	(401.7)%
Our Careers-North America segment revenue decreased $29.4 million (12.1%) in the first six months of 2016 compared to the same period of 2015. The decrease is primarily due to declines in the enterprise, mid-market, e-commerce channels, and newspaper channels, partially offset by growth in our healthcare channel. Our commercial channels have been negatively impacted by increased price/value competition leading to churn in the account base, particularly among those customers where we do not have a deep multi-product relationship.
Salaries and related expenses decreased $4.8 million (4.6%) in the first six months of 2016 compared to the same period of 2015. This decrease in salaries and related expenses resulted primarily from $2.1 million of decreased stock based compensation and $2.6 million of decreased variable compensation.
Office and general expenses were essentially flat in the first six months of 2016 compared to the same period of 2015.
Marketing and promotion expenses decreased $3.0 million (8.7%) in the first six months of 2016 compared to the same period of 2015. During the first six months, the Company was able to reduce marketing spend while driving quality traffic, in addition to delivering a campaign focused on small and medium sized businesses ("SMBs").

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of another company in a transaction in which the Company’s shareholders will receive approximately $329 million for all of the equity interests in the Company, subject to customary closing conditions. The sale is expected to be finalized in the fourth quarter of 2016. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. The Company recognized the estimated impairment charge in the Careers-North America reporting unit. The Company will complete a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016 and recognize any adjustments to the estimated impairment charge at that time. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for further details. In addition, an impairment charge of $3.4 million related to two indefinite-lived intangibles assets was recognized during the second quarter of 2016. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Our Careers-North America segment incurred $11.6 million of restructuring and other special charges in the first six months of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-North America segment's operating loss was $116.4 million in the first six months of 2016, compared to operating income of $38.6 million in the same period of 2015, as a result of the factors described above.
Careers-International
The operating results of our Careers - International segment are as follows (excluding discontinued operations)(dollars in thousands):

	Six months ended June 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$95,844	100.0%	$98,376	100.0%	$(2,532)	(2.6)%
Salaries and related	51,349	53.6%	56,906	57.8%	(5,557)	(9.8)%
Office and general	25,440	26.5%	29,010	29.5%	(3,570)	(12.3)%
Marketing and promotion	30,922	32.3%	26,027	26.5%	4,895	18.8%
Restructuring and other special charges	—	—%	12,316	12.5%	(12,316)	(100.0)%
Total operating expenses	107,711	112.4%	124,259	126.3%	(16,548)	(13.3)%
Operating loss	$(11,867)	(12.4)%	$(25,883)	(26.3)%	$(14,016)	(54.2)%
Our Careers-International segment revenue decreased $2.5 million (2.6%, 0.4% on a constant currency basis) in the first six months of 2016 compared to the same period of 2015 with Europe decreasing 1.1% (increase of 0.4% on a constant currency basis). The revenue increases in Europe at constant currency primarily related to the United Kingdom, Italy and the Netherlands.
Salaries and related expenses decreased $5.6 million (9.8%, 7.6% on a constant currency basis) in the first six months of 2016 compared to the same period of 2015. The decrease in salaries and related expenses on a constant currency basis resulted primarily from $1.6 million in decreased regular salary and other headcount related costs due to headcount reductions as a result of our "Reallocate to Accelerate" program announced on February 10, 2015 and $1.8 million of decreased stock based compensation.
Office and general expenses decreased $3.6 million (12.3%, 10.0% on a constant currency basis) in the first six months of 2016 compared to the same period of 2015. The decrease in office and general expenses on a constant currency basis resulted primarily from decreased depreciation expense and occupancy costs of $1.3 million and $0.9 million, respectively.
Marketing and promotion expenses increased $4.9 million (18.8%, 22.1% on a constant currency basis) in the first six months of 2016 compared to the same period of 2015. During the first six months of 2016, the Company made strategic investments to increase Monster's brand presence in Europe.

Our Careers-International segment incurred $12.3 million of restructuring and other special charges in the first six months of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-International operating loss was $11.9 million in the first six months of 2016, compared to an operating loss of $25.9 million in the same period of 2015, as a result of the factors discussed above.
Gain on partial sale of equity method investment
During the first quarter of 2015, the Company sold the majority of its 50% interest in a company located in Australia, leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the six month period ended June 30, 2015. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Interest and other, net
Interest and other, net, for the six months ended June 30, 2016 and 2015 resulted in an expense of $6.4 million and $6.6 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, interest income associated with the Company’s various investments and foreign currency gains or losses.
Income Taxes
Income taxes are as follows (excluding discontinued operations)(dollars in thousands):

	Six months ended June 30,
	2016	2015	Change in Dollars	Percentage Change
Loss before income taxes and income in equity interests	$(148,651)	$(6,713)	$(141,938)	2,114.4%
Benefit from income taxes	$(26,128)	$(12,126)	$(14,002)	115.5%
Effective tax rate	17.6%	180.6%
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

The tax provision during the six months ended June 30, 2016 was increased by approximately $2.0 million of discrete items, consisting primarily of tax valuation allowances recorded on tax benefits of current year operating losses in certain foreign tax jurisdictions. deficiencies on stock based compensation, and accrued interest on unrecognized tax positions. In addition, during the second quarter of 2016, the Company recorded a pre-tax charge for estimated impairment of goodwill in the amount of $142.0 million. The Company recorded a deferred tax benefit of $27.1 million with respect to the portion of impaired goodwill which is deductible for tax purposes. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
The tax provision during the six months ended June 30, 2015 was increased by approximately $7.7 million of discrete items,

consisting primarily of a tax provision of $4.9 million due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q), and increases to tax valuation allowances of $1.9 million related to tax benefits of current year losses incurred in certain foreign tax jurisdictions. In addition, as a result of settlement of a tax examination during the first quarter of 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10.4 million which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6.8 million. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12.6 million which, on a net of tax basis, impacted the effective tax rate by $9.0 million. The total benefit reflected in the tax provision in the quarter ended June 30, 2015 relating to these items was $15.8 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of June 30, 2016 and December 31, 2015 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $36.5 million and $36.3 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $4 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
Income in equity interests, net
Income in equity interests, net, for the six months ended June 30, 2016 was $0.2 million compared to $0.1 million for the same period of 2015. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
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
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90 million. Based on the terms of the agreement, since the Company maintained a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On October 13, 2015, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85 million. The noncontrolling interest’s share of net income was $2.2 million for the six months ended June 30, 2015.
Income from discontinued operations, net of tax
As discussed above, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea on October 13, 2015. The sale is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. For the six months ended June 30, 2016 and 2015, the Company reported income from discontinued operations, net of tax, of $0 and $3.8 million, respectively. See Note 7 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Net (loss) income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net loss was $122.3 million for the six months ended June 30, 2016, compared to net income of $9.3 million for the same period of 2015. Net loss attributable to Monster Worldwide, Inc. was $122.3 million for the six months ended June 30, 2016, compared to net income of $7.1 million for the same period of 2015.
Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.
Diluted loss per share attributable to Monster Worldwide, Inc. was $1.38 for the six months ended June 30, 2016, compared to diluted earnings per share of $0.08 for the same period of 2015. Diluted loss per share from continuing operations was $1.38 for the six months ended June 30, 2016, compared to diluted earnings per share from continuing operations of $0.06 for the same period of 2015. Diluted weighted average shares outstanding for the six months ended June 30, 2016 and 2015 was 88.8 million shares and 93.2 million shares, respectively.
Reconciliation of Non-GAAP Financial Measures to GAAP Measures
Cash EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income in equity interests, net, provision for (benefit from) income taxes, interest and other, net, gain on partial sale of equity method investment, depreciation, amortization, non-cash compensation expense, non-cash charges related to the Company's restructuring programs and non-cash impairment charges.

Adjusted EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income in equity interests, net, provision for (benefit from) income taxes, interest and other, net, gain on partial sale of equity method investment, depreciation, amortization, non-cash compensation expense, non-cash impairment charges, costs incurred with the Company’s restructuring programs, certain management advisory fees and separation charges.
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

A reconciliation of (loss) income from continuing operations to Cash EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Six months ended June 30,
	2016	2015
(Loss) income from continuing operations	$(122,314)	$5,485
Income in equity interests, net	(209)	(72)
Benefit from income taxes	(26,128)	(12,126)
Interest and other, net	6,406	6,615
Impairment of indefinite-lived intangible assets	3,400	—
Gain on partial sale of equity method investment	—	(8,849)
Goodwill impairment	142,002	—
Depreciation expense	18,909	21,268
Stock based compensation expense	3,051	8,018
Amortization of intangibles	1,346	1,331
Restructuring non-cash expenses(3)	—	4,226
Cash EBITDA	$26,463	$25,896
Restructuring and other special charges, less non-cash items(3)	—	21,781
Management advisory fees(1)	3,752	—
Separation charges(2)	417	2,000
Adjusted EBITDA	$30,632	$49,677

(1)	The Company incurred $3.8 million of management advisory fees in the first six months of 2016. The engagement ended during the second quarter and no additional fees are expected in future periods.

(2)
The Company incurred $0.4 million of separation charges in the first six months of 2016 primarily relating to the reorganization of the sales force in North America. During the six months ended June 30, 2015, the Company incurred $2.0 million of separation charges in connection with the resignation of the Company's former Chief Executive Officer.

(3)
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The "Reallocate to Accelerate" initiatives included a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company incurred $26.0 million of restructuring costs during the first six months of 2015 related to this program (including $4.2 million of non-cash expenses). No charges related to these initiatives were recognized in the first six months of 2016, and the Company does not expect to incur additional charges in future periods related to this program.

FINANCIAL CONDITION
The following tables detail our cash and cash equivalents (dollars in thousands):

	June 30,	December 31,	Change in
	2016	2015	Dollars	Percentage
Cash and cash equivalents	$103,303	$167,915	$(64,612)	(38.5)%
Percentage of total assets	11.0%	14.5%
As of June 30, 2016, we had cash and cash equivalents of $103.3 million compared to $167.9 million as of December 31, 2015. Our decrease in cash and cash equivalents of $64.6 million in the first six months of 2016 primarily resulted from $11.9 million of cash used for operating activities caused in part by a one-time adjustment of working capital to improve the Company's vendor management practices in the first quarter of 2016, $12.5 million of payments for the acquisition of Jobr, Inc., net of cash acquired, $20.5 million of capital expenditures, $3.0 million of cash invested in our joint venture with kununu GmbH, $9.5 million of cash used to repurchase $10 million in aggregate principal amount of our 3.50% convertible notes due 2019, $5.1 million of payments on borrowings on our term loan, the repurchase of $3.0 million of the Company's common stock, partially offset by a cash dividend of $1.2 million received from our investment in Alma Career Oy and a $0.2 million favorable impact of currency on cash and cash equivalents.
Cash Flows
Consolidated cash flows for the six months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	Six months ended June 30,		Change in
	2016	2015	Dollars	Percentage
Net cash (used for) provided by operating activities	$(11,887)	$42,807	$(54,694)	(127.8)%
Net cash used for investing activities	$(34,465)	$(6,264)	$(28,201)	450.2%
Net cash used for financing activities	$(18,506)	$(22,428)	$3,922	(17.5)%
Effects of exchange rates on cash	$246	$(731)	$977	133.7%
Cash used for operating activities was $11.9 million for the six months ended June 30, 2016, a decrease of $54.7 million from the $42.8 million of cash provided by operating activities for the six months ended June 30, 2015. This decrease resulted primarily from decreased cash flows of $32.7 million relating to working capital items caused in part by a one-time adjustment of working capital to improve the Company’s vendor management practices in the first quarter of 2016, and a decrease of $21.9 million in net income when removing the impact of non-cash items and the gain of $8.8 million related to the sale of a partial equity interest in CareerOne Pty Ltd during the first quarter of 2015. Included in cash provided by operating activities for the six months ended June 30, 2015, is $6.2 million of cash provided by operating activities related to discontinued operations.
Cash used for investing activities was $34.5 million for the six months ended June 30, 2016, an increase of $28.2 million from cash used for investing activities of $6.3 million for the six months ended June 30, 2015. This increase resulted primarily from $12.5 million of payments for the acquisition of Jobr, Inc., net of cash acquired in the second quarter of 2016, $3.0 million of cash invested in our joint venture with kununu GmbH in the first quarter of 2016, $9.1 million of cash received in the first quarter of 2015 from the sale of a partial equity interest in CareerOne Pty Ltd, increased capital expenditures of $5.7 million during the first six months of 2016, partially offset by payments for legal fees for defense of our patents of $2.3 million in the first six months of 2015 which were not incurred during the first six months of 2016. Included in cash used for investing activities for the six months ended June 30, 2015, is $0.2 million of cash used for investing activities related to discontinued operations.
Cash used for financing activities was $18.5 million for the six months ended June 30, 2016, a decrease of $3.9 million from cash used for financing activities of $22.4 million for the six months ended June 30, 2015. This decrease resulted primarily from a $10.0 million distribution paid to the minority holder in our former Korean subsidiary during the first six months of 2015 and $6.1 million of decreased tax withholdings related to vesting of stock awards in the first six months of 2016, partially offset by $9.5 million of cash used to repurchase $10 million in aggregate principal amount of our 3.50% convertible notes due 2019 during the first six months of 2016, the repurchase of $3.0 million of the Company's common stock during the first six months of 2016 compared to no share repurchases in the same period of 2015, and $0.6 million of increased payments on our term loan in the first six months of 2016.
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
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $2.6 million payable on September 30, 2016, $3.1 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement were used to refinance the obligations under the Second Amended Credit Agreement and for general corporate purposes.
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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of June 30, 2016, the Company was in full compliance with its covenants.
As of June 30, 2016, based on the maximum allowed consolidated leverage, $99.9 million of the Company’s revolving credit facility was available under the Third Amended Credit Agreement.

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

On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10.0 million in aggregate principal amount of the Notes for $9.5 million in cash, plus accrued interest. The Board of Directors of the Company has authorized the Company to employ funds allocated to its stock repurchase program for the repurchase of the Notes (see Note 3 - Earnings per Share Attributable to Monster Worldwide, Inc. in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). The transaction closed on March 28, 2016. In connection with the repurchase, the Company unwound a portion of the capped call transactions entered into in connection with the issuance of the Notes. As of June 30, 2016, approximately $133.8 million in aggregate principal amount of the Notes was outstanding.
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
The total amount of cash offshore is approximately $58.1 million, all of which is in subsidiaries for which the Company maintains the indefinite reinvestment assertion. While we have not determined the total United States and foreign tax liabilities arising from repatriation of earnings from subsidiaries for which the indefinite reinvestment assertion is made, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. Repatriations may also be subject to foreign withholding taxes, depending on the country and the form of repatriation. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds where an indefinite reinvestment assertion has been made. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.
Thus far in 2016, the Company has paid $2.2 million of taxes on domestic and international income. We expect to utilize our tax loss and tax credit carryovers to reduced our ongoing cash tax requirements in 2016. We expect to have cash tax liabilities in certain jurisdictions in which we pay taxes on a quarterly basis.
Restructuring Activities
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s "All the Jobs, All the People" strategy. The initiatives included a global workforce reduction of approximately 300 associates, lease exit costs, impairment of certain assets, and office and general expense controls. The Company recognized a pre-tax charge of $26.0 million during the first six months of 2015 as a result of these initiatives. No charges related to these initiatives were recognized in 2016, and the Company does not expect to incur additional charges in future periods related to this program.
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
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75 million (the "Share Repurchase Program"). Under the Share Repurchase Program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the six months ended June 30, 2016, the Company repurchased 1.1 million shares for a total of $3.0 million, excluding commissions, at an average price of $2.83 per share. Since the inception of this repurchase program, the Company repurchased 2.4 million shares for a total of $11.0 million, excluding commissions, at an average price of $4.60 per share.The Company currently has $64.0 million remaining under the Share Repurchase Program, subject to the following paragraph.
The Board of Directors of the Company has authorized the use of funds allocated to the Repurchase Program for the repurchase of the Notes. On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10 million in aggregate principal amount of the Notes for $9.5 million in cash, plus accrued interest (See Note 15 - Long-Term Debt in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). After applying the funds utilized for such repurchase of the Notes to the amount remaining under the Share Repurchase Program, the Company currently has $54.5 million available for future repurchases of shares of common stock under the Share Repurchase Program and/or future repurchases of the Notes.

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
The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year, or more frequently when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company has two reporting units which are equivalent to our two operating segments: Careers-North America and Careers-International.
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
As a corroborative source of information, the Company reconciles the estimated aggregate fair values of its reporting units within a reasonable range of its market capitalization, which includes an estimated control premium (an adjustment reflecting an estimated fair value on a control basis) to verify reasonableness of the fair value of its reporting units obtained using the aforementioned methods. The control premium is estimated based upon control premiums observed in comparable market transactions. As none of our reporting units are publicly-traded, individual reporting unit fair value determinations do not directly correlate to the Company’s stock price. We monitor changes in our share price to ensure our reconciled market capitalization continues to exceed or is not significantly below the carrying value of our net assets. In the event our market capitalization does decline below its book value, we consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. Further, if a reporting unit does not appear to be achieving it’s the projected growth plan used in determining its fair value, we will reevaluate the reporting unit for potential goodwill impairment based on revised projections, as available.

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of another company in a transaction in which the Company’s shareholders will receive approximately $329 million for all of the equity interests in the Company, subject to customary closing conditions. The sale is expected to be finalized in the fourth quarter of 2016. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. Due to the significance of the goodwill balance in the Careers-North America reporting unit, and the results of the annual impairment analysis performed in the fourth quarter of 2015, the Company recognized the estimated impairment charge to the Careers-North America reporting unit. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.

Due to the limited time period from the indication of the impairment to the date of this filing, and the complexities involved in estimating the fair value of certain assets and liabilities, the Company has not finalized its impairment analysis as of August 9, 2016. The Company will complete a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016 and recognize any adjustments to the estimated impairment charge at that time. We believe that our preliminary estimate is reasonable and represents the Company’s best estimate of the goodwill impairment loss to be incurred, however, it is possible that the completion of the formal analysis may result in a material adjustment to this preliminary estimate in the third quarter of 2016. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Other intangible assets primarily consist of the value of customer relationships, trade names, resume databases, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to ten years.
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances, unless impairment indicators exist between annual impairment tests. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. During the second quarter of 2016, the Company performed an impairment analysis on two indefinite lived intangible assets. The analysis resulted in an impairment charge of $3.4 million being recognized in the second quarter of 2016.
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
Equity Investments
Gains and losses in equity interests for the six months ended June 30, 2016 and 2015, resulting from our equity method investments in Alma Career Oy, kununu US, LLC and CareerOne Pty Limited, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
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
Foreign Exchange Risk
During the three months ended June 30, 2016, revenue from our international operations accounted for 33% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are the Euro, British Pound, Swedish Króna, and Indian Rupee. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our inter-company balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of inter-company balances. The effect of changes in foreign exchange rates in the three months ended June 30, 2016 negatively impacted our revenue by approximately $0.3 million and a positive impact of $0.6 million on reported operating loss, compared to the three months ended June 30, 2015.

We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds of our continuing operations at June 30, 2016 of $57.2 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $2.9 million, $5.7 million and $11.4 million, respectively.
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
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended June 30, 2016, our cumulative translation adjustment account decreased by $2.3 million, attributable to net foreign currency movements, primarily of changes in the U.S. dollar against the Euro, British Pound and Indian Rupee.
Interest Rate Risk
Credit Facilities
As of June 30, 2016, our debt was partly comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during the second quarter of 2016, we would have had $166.3 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.4 million for the three months ended June 30, 2016. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on June 30, 2016, we would have had $66.3 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.2 million for the three months ended June 30, 2016. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in bank money market deposit accounts, bank time deposits, top sovereign, regional, national and supra-national bank commercial paper, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of June 30, 2016 would have changed pretax earnings by approximately $0.2 million for the three months ended June 30, 2016.

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
There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2016, Guyzar LLC filed suit against the Company for allegedly infringing their Patent No. 5845070 relating to methods for the authentification and preservation of confidential information usable for completing transactions with an internet entity. The lawsuit, entitled Guyzar LLC vs. Monster Worldwide, Inc. (Civil Action No. 2:16-cv-00813) was brought in the United States District Court for the Eastern District of Texas. The Plaintiff seeks injunctive relief, monetary damages, enhanced damages, pre and post judgment interest, attorney’s fees and other costs. The Company intends to vigorously defend this matter and is currently unable to estimate any potential losses.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial position and results of operations. Other than with respect to the risk factors set forth below, there are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
The announcement and pendency of our acquisition by Randstad North America, Inc. pursuant to the Offer and the Merger could have an adverse effect on our stock price and/or our business, operating results, prospects or financial condition.
The announcement and pendency of the proposed acquisition could cause disruption in our business in the following ways: third parties may choose to delay or defer decisions to do business with us or terminate or renegotiate their contracts with us as a result of entering into the Merger Agreement; current and prospective employees may regard their future roles with us with uncertainty, which might affect our ability to retain and recruit key personnel; we have diverted and will continue to divert significant management resources from the day-to-day business operations of the Company toward the Offer and the Merger; under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger; and we may forego opportunities we might otherwise have pursued in the absence of the transaction with Randstad North America, Inc., any of which could have an adverse effect on stock price and/or our business, operating results, prospects or financial condition.
The proposed acquisition by Randstad North America, Inc. is subject to obtaining required approvals and satisfying other conditions that may delay or prevent the completion of the acquisition.
The completion of the Offer and the Merger are subject to a number of conditions, including (i) that the number of Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Shares then-owned by Parent, Merger Sub or any of their respective wholly-owned Subsidiaries, equals at least one Share more than half of the sum of (without duplication) (A) all Shares then outstanding (including all outstanding Company Restricted Shares) plus (B) all Shares issuable to holders of the Notes from whom the Company has received duly completed notices of exercise, plus (C) all Shares issuable to holders of Company Stock Options and (ii) (A) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (B) the approval of the relevant authority pursuant to Council Regulation 139/2004 of the European Union. Even though we and Randstad North America, Inc. are required to use commercially reasonable efforts to obtain all approvals and satisfy all conditions within our control in accordance with the Merger Agreement, we can give no assurance that such approvals will be obtained or that conditions will be satisfied.
Litigation may be filed against us and the members of our Board of Directors challenging the Offer and the Merger and any adverse outcome in any such litigation may prevent the Offer and the Merger from becoming effective or from becoming effective within the expected timeframe.
Failure to complete the Offer and the Merger could negatively affect our stock price, operating results, prospects or financial condition.
We cannot assure you that the Offer and the Merger will be completed. If the Offer and the Merger are not completed, we will be subject to several risks. Because the current trading price of our common stock may reflect a market assumption that the Offer and the Merger will occur, failure to complete the Offer and the Merger could adversely affect the share price of our common stock. We have incurred and will incur significant costs in connection with the Offer and the Merger, including the diversion of management resources, for which we will have received little or no benefit if the Offer and the Merger are not consummated. A failed transaction may result in a negative impression of us in the investment community. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay Randstad North America, Inc. a termination fee of $9.0 million. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the price of our common stock.
The Merger Agreement contains provisions that could discourage a third party from acquiring us prior to the completion of the Offer and the Merger.
The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal for an acquisition of the Company. These provisions include the general prohibition on our soliciting or negotiating with third parties regarding any alternative acquisition proposal, and the requirement that we pay a termination fee of $9.0 million to Randstad North America, Inc. if the Merger Agreement is terminated under specified circumstances.
These provisions might discourage an otherwise-interested third party from proposing an acquisition of the Company. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.
If the Offer and the Merger are completed, our current stockholders will not participate in any future increase in our value.
Our stockholders will be prevented from participating in our potential future earnings and growth or benefit from any potential future increase in our value following the Offer and the Merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 14, 2016, the Company issued 78,220 shares to a consultant in consideration for services under a consulting agreement entered into as part of a prior business combination. The securities were issued pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as a part of this report:

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated as of August 8, 2016, by and among Randstad North America, Inc., Merlin Global Acquisition, Inc., and Monster Worldwide, Inc. - Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016.

3.2
Amended and Restated Bylaws of Monster Worldwide, Inc., as amended effective August 7, 2016 - Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 9, 2016.

10.1
Third Amendment to Third Amended and Restated Credit Agreement, dated as of August 8, 2016, by and among Monster Worldwide, Inc. and the lenders party thereto- Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONSTER WORLDWIDE, INC. (Registrant)

Dated:	August 9, 2016
		By:	/S/ TIMOTHY T. YATES
Timothy T. Yates
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated as of August 8, 2016, by and among Randstad North America, Inc., Merlin Global Acquisition, Inc., and Monster Worldwide, Inc. - Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016.

3.2
Amended and Restated Bylaws of Monster Worldwide, Inc., as amended effective August 7, 2016 - Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 9, 2016.

10.1
Third Amendment to Third Amended and Restated Credit Agreement, dated as of August 8, 2016, by and among Monster Worldwide, Inc. and the lenders party thereto- Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2016.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.