Form 10-Q
period 2016-09-30
MONSTER WORLDWIDE, INC.
filed 2016-10-31
CIK 1020416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 21, 2016
Common Stock	89,258,147

MONSTER WORLDWIDE, INC.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$144,753	$167,082	$453,452	$507,694
Salaries and related	79,518	79,787	235,984	254,500
Office and general	47,924	43,638	134,092	131,430
Marketing and promotion	28,287	30,044	91,195	91,091
Goodwill impairment	147,400	—	289,402	—
Impairment of other assets	34,835	—	38,235	—
Restructuring and other special charges	—	2,780	—	28,787
Total operating expenses	337,964	156,249	788,908	505,808
Operating (loss) income	(193,211)	10,833	(335,456)	1,886
Gain on partial sale of equity method investment	—	—	—	8,849
Interest and other, net	(3,195)	(3,674)	(9,601)	(10,289)
(Loss) income before income taxes and (loss) income in equity interests, net	(196,406)	7,159	(345,057)	446
Benefit from income taxes	(16,124)	(2,361)	(42,252)	(14,487)
(Loss) income in equity interests, net	(222)	249	(13)	321
(Loss) income from continuing operations	(180,504)	9,769	(302,818)	15,254
Income from discontinued operations, net of tax	—	2,163	—	6,005
Net (loss) income	(180,504)	11,932	(302,818)	21,259
Net income attributable to noncontrolling interest	—	1,512	—	3,712
Net (loss) income attributable to Monster Worldwide, Inc.	$(180,504)	$10,420	$(302,818)	$17,547
*Basic (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) income from continuing operations	$(2.03)	$0.11	$(3.41)	$0.17
Income from discontinued operations, net of tax	—	0.01	—	0.03
Basic (loss) earnings per share attributable to Monster Worldwide, Inc.	$(2.03)	$0.12	$(3.41)	$0.20
*Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.:
(Loss) income from continuing operations	$(2.03)	$0.10	$(3.41)	$0.16
Income from discontinued operations, net of tax	—	0.01	—	0.02
Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.	$(2.03)	$0.11	$(3.41)	$0.19
Weighted average shares outstanding:
Basic	88,932	90,340	88,846	89,853
Diluted	88,932	96,839	88,846	94,573
Net (loss) income	$(180,504)	$11,932	$(302,818)	$21,259
Other comprehensive income (loss):
Foreign currency translation adjustments, net	950	(4,925)	32	(11,096)
Comprehensive (loss) income	(179,554)	7,007	(302,786)	10,163
Comprehensive (loss) income attributable to noncontrolling interest	—	(1,701)	—	421
Comprehensive (loss) income attributable to Monster Worldwide, Inc.	$(179,554)	$8,708	$(302,786)	$9,742
*(Loss) earnings per share may not add in certain periods due to rounding.
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,890	$167,915
Accounts receivable, net of allowance for doubtful accounts of $3,880 and $4,096, respectively	209,743	260,518
Prepaid and other	51,426	52,599
Total current assets	353,059	481,032
Goodwill	218,671	496,499
Property and equipment, net	76,814	110,143
Intangibles, net	21,198	27,874
Investment in unconsolidated affiliates	22,195	21,566
Long-term deferred tax asset	38,880	6,953
Other assets	8,610	10,865
Total assets	$739,427	$1,154,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	111,955	137,069
Deferred revenue	224,225	279,815
Current portion of long-term debt, net	11,314	9,773
Total current liabilities	347,494	426,657
Long-term income taxes payable	31,904	36,348
Long-term debt, net, less current portion	170,825	184,499
Other long-term liabilities	13,087	26,022
Total liabilities	563,310	673,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 800 shares; issued and outstanding: none	—	—
Common stock, $.001 par value, authorized 1,500,000 shares; issued: 147,919 and 147,047 shares, respectively; outstanding: 89,103 and 89,297 shares, respectively	148	147
Class B common stock, $.001 par value, authorized 39,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	2,026,803	2,026,268
Accumulated deficit	(1,083,366)	(780,548)
Accumulated other comprehensive income	1,958	1,926
Less: Treasury stock, at cost, 58,816 and 57,750 shares, respectively	(769,426)	(766,387)
Total stockholders' equity	176,117	481,406
Total liabilities and stockholders’ equity	$739,427	$1,154,932
See accompanying notes.

MONSTER WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows (used for) provided by operating activities:
Net (loss) income	$(302,818)	$21,259
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	31,211	34,625
Provision for doubtful accounts	1,349	1,239
Stock-based compensation	3,488	11,471
Loss (income) in equity interests, net	13	(321)
Non-cash restructuring charges	—	4,226
Deferred income taxes	(41,389)	1,487
Goodwill impairment	289,402	—
Gain on partial sale of equity method investment	—	(8,849)
Impairment of other assets	38,235	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	48,067	40,238
Prepaid and other	9,684	9,779
Deferred revenue	(54,691)	(39,117)
Accounts payable, accrued liabilities and other	(33,053)	(20,947)
Total adjustments	292,316	33,831
Net cash (used for) provided by operating activities	(10,502)	55,090
Cash flows used for investing activities:
Capital expenditures	(30,463)	(21,604)
Payment for acquisition, net of cash acquired	(12,511)	—
Investment in kununu US, LLC	(3,000)	—
Dividends received from equity investment and other	1,524	1,648
Cash received from partial sale of equity method investment	—	9,128
Capitalized patent defense costs	—	(2,305)
Net cash used for investing activities	(44,450)	(13,133)
Cash flows used for financing activities:
Payments on borrowings on credit facilities	—	(32,100)
Proceeds from borrowings on credit facilities	—	32,100
Payments on borrowings on term loan	(7,707)	(13,750)
Payments on convertible notes	(9,475)	—
Fees paid on the issuance of debt and purchase of capped call and other	(524)	(1,110)
Repurchase of common stock	(3,039)	—
Tax withholdings related to net share settlements of restricted stock awards and units	(950)	(8,039)
Distribution paid to minority shareholder	—	(10,018)
Net cash used for financing activities	(21,695)	(32,917)
Effects of exchange rates on cash	622	(3,414)
Net (decrease) increase in cash and cash equivalents	$(76,025)	$5,626
Cash and cash equivalents from continuing operations, beginning of period	$167,915	$72,030
Cash and cash equivalents from discontinued operations, beginning of period	—	22,267
Cash and cash equivalents, beginning of period	$167,915	$94,297
Cash and cash equivalents from continuing operations, end of period	$91,890	$88,389
Cash and cash equivalents from discontinued operations, end of period	—	11,534
Cash and cash equivalents, end of period	$91,890	$99,923
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,740	$613
Cash paid for interest	$4,901	$5,707
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$—	$10,147
Net cash used for investing activities	$—	$(241)
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
Merger Agreement
On August 8, 2016, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Randstad North America, Inc., a Delaware corporation (“Parent”), and Merlin Global Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, on September 6, 2016, Merger Sub commenced a tender offer to purchase any and all of the issued and outstanding shares of common stock of the Company, par value $0.001 per share (each a “Share”), at a purchase price of $3.40 per Share (the “Offer Price”), payable to the holder thereof in cash, without interest and less any applicable withholding taxes (the “Offer”).
Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) in accordance with the Merger Agreement and under Section 251(h) of the General Corporation Law of the State of Delaware (the "DGCL"), and the Company will survive the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each Share that is not tendered and accepted pursuant to the Offer (other than Shares held by Parent, Merger Sub or the Company or their direct or indirect wholly-owned subsidiaries and Shares held by stockholders who are entitled to demand and who have properly and validly perfected their statutory rights of appraisal) will be converted into the right to receive an amount equal to the Offer Price (the “Merger Consideration”), payable to the holder thereof in cash, without interest and less any applicable withholding taxes.
The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including (i) that the number of Shares validly tendered and not properly withdrawn in accordance with the terms of the Offer, together with the Shares then-owned by Parent, Merger Sub or any of their respective wholly-owned Subsidiaries, equals at least one Share more than half of the sum of (without duplication) (A) all Shares then outstanding (including all outstanding Company Restricted Shares (as defined in the Merger Agreement)) plus (B) all Shares issuable to holders of the Company's 3.50% convertible senior notes due 2019 (the "Notes") from whom the Company has received duly completed notices of exercise, plus (C) all Shares issuable to holders of Company Stock Options (as defined in the Merger Agreement) and (ii) (A) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and (B) the approval of the relevant authority pursuant to Council Regulation 139/2004 of the European Union. The obligations of Parent and Merger Sub to complete the Offer and the Merger are not subject to any financing condition.
On August 26, 2016, the Company was informed that the United States Federal Trade Commission granted early termination of the waiting period under the HSR Act, and on October 26, 2016, Randstad Holding nv, the ultimate parent of Parent and Merger Sub, received merger control clearance from the European Commission (the “EC”) for the proposed acquisition of the Company. The approval by the EC was the last regulatory approval required with respect to the Offer.
The Merger Agreement includes customary termination rights for both the Company and Parent including, among others, in connection with Superior Proposals (as defined in the Merger Agreement). Upon the termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $9,000.

The Offer and withdrawal rights expired on October 28, 2016 at 12:00 midnight, New York City time. Broadridge Corporate Issuer Solutions, Inc., the depositary, has advised that a total of 45,973,527 Shares had been validly tendered into and not properly withdrawn from the Offer, representing approximately 51.5% of the Shares outstanding (including restricted shares and shares issuable to holders of stock options). In addition, notices of guaranteed delivery have been delivered for 3,708,393 Shares, representing approximately 4.15% of the outstanding Shares (including restricted shares and shares issuable to holders of stock options). The number of Shares validly tendered in accordance with the terms of the Offer and not properly withdrawn from the Offer satisfied the Minimum Tender Condition (as defined in the Merger Agreement). All conditions to the Offer having been satisfied or waived, Purchaser accepted for payment and will promptly pay for all such Shares validly tendered into and not properly withdrawn from the Offer.
As a result of its acceptance of the Shares tendered into the Offer, Merger Sub will acquire sufficient Shares to complete the Merger without the affirmative vote of the stockholders of the Company pursuant to Section 251(h) of the DGCL. At the Effective Time, each Share issued and outstanding immediately prior to the Effective Time and not tendered pursuant to the Offer (other than Shares held by Parent, Merger Sub or the Company or their direct of indirect wholly-owned subsidiaries or Shares held by stockholders who validly perfect their appraisal rights under Delaware law) will be automatically converted into the right to receive an amount in cash equal to the Offer Price, without interest and less any applicable withholding taxes.
Promptly following consummation of the Merger, all Shares will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Merger Sub’s acquisition of the Shares tendered in the Offer results in a “change of control” under the Third Amended and Restated Credit Agreement, dated as of October 31, 2014, among the Company, Bank of America, N.A., in its capacity as administrative agent, and the lenders identified therein (the “Third Amended Credit Agreement”), which entitles the lenders holding more than 50% of the commitments under the Third Amended Credit Agreement to declare all amounts borrowed thereunder due and payable. The Company expects that, upon the consummation of the Merger, all indebtedness, liabilities and other obligations owing thereunder will be repaid by Parent on behalf of the Company, except for a standby letter of credit in the original face amount of approximately $88, which will remain outstanding and be secured by cash collateral.
The consummation of the Merger will constitute a “Fundamental Change” and a “Make-Whole Fundamental Change” under the Indenture dated as of October 22, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee, with respect to the Notes. Following the consummation of the Merger, the Company expects Parent to cause the Company to, as required by the terms of the Indenture, launch a tender offer to purchase the Notes at their principal amount plus accrued and unpaid interest (the “Repurchase Right”). In connection with the Merger, holders of the Notes also have the right, in lieu of the Repurchase Right, to convert each $1,000 principal amount of their Notes for cash at the then-applicable conversion rate under the Indenture pursuant to the terms of a supplemental indenture, however this would result holders receiving less cash for their Notes than if they had instead exercised the Repurchase Right.
The Company incurred legal and other professional fees of $3,442 associated with the Merger during the three and nine months ended September 30, 2016.
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
The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. Investments in which the Company does not have a controlling interest or is not the primary beneficiary, but has the ability to exert significant influence, are accounted for under the equity method of accounting. All inter-company accounts and transactions have been eliminated in consolidation. For the three and nine months ended September 30, 2015, the noncontrolling interest in our former South Korean subsidiary is recorded net of tax as Net income attributable to noncontrolling interest. In October 2015, the Company sold its remaining ownership position in its South Korean subsidiary. See Note 7 - Discontinued Operations.

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

In August 2016, the FASB issued ASU No. 2016-15, which revises the guidance in ASC 230, Statement of Cash Flows. The new guidance is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, and is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

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

Effective January 1, 2016, the Company adopted ASU No. 2015-05 which clarified how a customer in a cloud computing arrangement should determine whether the arrangement includes a software license. Under this new guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU did not change the customer's accounting treatment of service contracts. Previously, the Company was required to analogize to lease accounting guidance when determining the asset acquired in a software licensing arrangement. As permitted under the guidance, the Company adopted the new guidance prospectively to all new or materially modified arrangements entered into on or after the effective date. The adoption of this guidance did not impact the Company’s results of operations, financial position, or cash flows.
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
A reconciliation of shares used in calculating basic and diluted (loss) earnings per share is as follows (shares in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	88,932	90,340	88,846	89,853
Impact of stock options and non-vested stock under employee compensation plans(1)	—	627	—	1,006
Impact of 3.50% convertible senior notes due 2019(2)	—	5,872	—	3,714
Diluted weighted-average shares outstanding	88,932	96,839	88,846	94,573
Weighted-average anti-dilutive common stock equivalents	1,440	259	2,015	777

(1)
For periods in which losses are presented, dilutive earnings per share calculations do not differ from basic earnings per share because the effects of any potential common stock equivalents are anti-dilutive and therefore not included in the calculation of dilutive earnings per share. For the three and nine months ended September 30, 2016, those potential shares totaled 617,286 and 694,023 related to non-vested stock under employee compensation plans, respectively, which are included in the weighted average anti-dilutive common stock equivalents above, in addition to 822,712 and 1,321,267 of out of the money anti-dilutive common stock equivalents, respectively.

(2)
On October 22, 2014, the Company consummated an offering of the Notes. Under the treasury stock method, the Notes will generally have a dilutive impact on earnings per share if the Company’s average stock price for the period exceeds approximately $5.33 per share of Monster’s common stock, the conversion price of the Notes. For the three and nine months ended September 30, 2016, the average stock price of Monster's common stock was $3.18 and $3.30, respectively, resulting in no potential dilutive impact for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the average stock price of Monster's common stock was $6.81 and $6.18, respectively, resulting in a potential dilutive impact of approximately 5,872,000 and 3,714,000 shares, respectively.

In connection with the pricing of the Notes, Monster entered into a capped call transaction which increases the effective conversion price of the Notes, and is designed to reduce potential dilution upon conversion of the Notes. Since the beneficial impact of the capped call is anti-dilutive, it is excluded from the calculation of earnings per share. See Note 15 - Long-Term Debt.
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75,000 (the "Share Repurchase Program"). Under the Share Repurchase Program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The Share

Repurchase Program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the nine months ended September 30, 2016, the Company repurchased 1,066,451 shares for a total of $3,018, excluding commissions, at an average price of $2.83 per share. There were no share repurchases during the second and third quarters of 2016. Since the inception of this repurchase program, the Company repurchased 2,391,451 shares for a total of $11,008, excluding commissions, at an average price of $4.60 per share. The Company currently has $63,992 remaining under the Share Repurchase Program, subject to the following paragraph.
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
The Company recognized pre-tax compensation expense in the consolidated statements of operations related to stock-based compensation as follows, excluding discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Non-vested stock, included in salaries and related	$437	$3,368	$3,488	$11,386

Performance-Based Awards - During the first nine months of 2016, the Company granted 2,773,663 RSUs, subject to the recipient's continued employment and certain specified performance-based conditions.
Service-Based Awards - During the first nine months of 2016, the Company granted an aggregate of 1,854,580 service-based RSUs. The RSUs vest in various increments on the anniversaries of the individual grant dates, with the majority vesting through June 8, 2020, subject to the recipient's continued employment or service through each applicable vesting date.

There were no equity awards granted during the three months ended September 30, 2016.
The Company’s non-vested stock activity is as follows (shares in thousands):

	Nine months ended September 30,
	2016		2015
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of period	4,571	$4.95	8,554	$4.85
Granted RSUs	4,628	$3.12	1,314	$5.03
Forfeited	(417)	$4.05	(1,003)	$4.90
Vested	(1,156)	$5.35	(4,136)	$4.92
Non-vested at end of period	7,626	$3.83	4,729	$4.82
As of September 30, 2016, the unrecognized compensation expense related to non-vested stock was $10,533 which is expected to be recognized over a weighted-average period of 1.7 years.
The Company’s stock option activity is as follows (shares in thousands):

	Nine months ended September 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of the beginning of the period	61	$33.94	146	$32.32
Exercised	—	$—	—	$—
Forfeited/expired/cancelled	—	$—	(39)	$30.75
Outstanding at end of the period	61	$33.94	107	$32.89
Options exercisable at end of period	61	$33.94	107	$32.89
Aggregate intrinsic value of options exercised during the period	$—		$—
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
5.    BUSINESS COMBINATION
In the second quarter of 2016, the Company’s Careers-North America segment purchased Jobr, Inc., the leading mobile job discovery app. Consideration for the acquisition was $12,511 in cash, net of cash acquired, with $1,300 of the consideration in escrow and $3,011 of the consideration used to eliminate Jobr debt at the time of acquisition. The Company preliminarily recorded $10,845 of goodwill, $1,870 of purchased technology, $343 of other assets, and $557 of deferred tax and other liabilities related to the acquisition. The goodwill recorded is not expected to be deductible for tax purposes. Revenue and operating results of Jobr are not presented due to immateriality.

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

Operating results for JobKorea, which had previously been reported in the Careers-International segment, and included in the Company’s consolidated statement of operations, were reclassified as discontinued operations for all periods presented. Summarized results of our discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$—	$12,165	$—	$35,660

Income from discontinued operations, before tax	$—	$3,429	$—	$9,068
Income tax expense(1)	—	(1,266)	—	(3,063)
Income from discontinued operations, net of tax	—	2,163	—	6,005
Less: income from discontinued operations attributable to noncontrolling interest, net of tax	—	1,512	—	3,712
Income from discontinued operations attributable to Monster Worldwide, Inc., net of tax	$—	$651	$—	$2,293

(1)	Income tax expense related to the discontinued operation includes tax of JobKorea in addition to allocated corporate tax.
There were no assets or liabilities of discontinued operations as of September 30, 2016 or December 31, 2015.
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available. There have been no transfers of assets or liabilities between the fair value measurement classifications during the nine months ended September 30, 2016.
The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$25,148	$—	$25,148
U.S. and foreign government obligations	—	1,135	—	1,135
Foreign exchange contracts	—	13	—	13
Total Assets	$—	$26,296	$—	$26,296
Liabilities:
Foreign exchange contracts	$—	$6	$—	$6
Lease exit liabilities	—	—	7,908	7,908
Total Liabilities	$—	$6	$7,908	$7,914
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Bank time deposits	$—	$33,791	$—	$33,791
Foreign exchange contracts	—	86	—	86
Total Assets	$—	$33,877	$—	$33,877
Liabilities:
Foreign exchange contracts	$—	$65	$—	$65
Lease exit liabilities	—	—	10,171	10,171
Total Liabilities	$—	$65	$10,171	$10,236
We recognize a liability for costs to terminate an operating lease obligation before the end of its term when we no longer derive economic benefit from the lease. The lease exit liabilities within the Level 3 tier relate to vacated facilities associated with previously discontinued operations, restructuring activities of the Company and consolidation of office facilities are recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The liability is recognized and measured based on a discounted cash flow model when the cease use date has occurred. The fair value of the liability is determined based on the remaining lease rentals due, reduced by estimated sublease rental income that could be reasonably obtained for the property. In the third quarter of 2016, the Company entered into a sublease and vacated space in its New York, New York, location. In the first quarter of 2015, as part of its "Reallocate to Accelerate" program, the Company vacated space in its Bedford, Massachusetts location (see Note 11 - Restructuring and Other Special Charges).

The changes in the fair value of the Level 3 liabilities are as follows:

	Lease Exit Liability
	Nine months ended September 30,
	2016	2015
Balance, Beginning of Period	$10,171	$8,515
Expense	676	4,604
Cash payments and changes in fair value	(2,939)	(3,470)
Balance, End of Period	$7,908	$9,649
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
9.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The amounts recognized in accumulated other comprehensive income were as follows:

	Foreign Currency Translation Adjustments
	Nine months ended September 30,
	2016	2015
Beginning balance	$1,926	$9,245
Other comprehensive income (loss) before reclassifications	32	(7,805)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current period change in accumulated other comprehensive income	32	(7,805)
Ending balance	$1,958	$1,440
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
(Loss) income in equity interests, net are as follows by equity investment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Alma Career Oy	$406	$249	$1,206	$720
kununu US, LLC	(628)	—	(1,219)	—
CareerOne Pty Ltd	—	—	—	(399)
(Loss) income in equity interests, net	$(222)	$249	$(13)	$321

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
The Company received a dividend of $1,235 and $835 in the second quarter of 2016 and 2015, respectively, related to this investment. The carrying value of the investment was $20,996 and $18,955 as of September 30, 2016 and 2015, respectively, and is recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.
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
The carrying value of the investment was $1,199 as of September 30, 2016 and is recorded on the consolidated balance sheet as a component of Investment in unconsolidated affiliates.
In connection with the investment, the Company entered into a Cooperation Agreement with Kununu to provide sales services, support, and consulting for Kununu for an annual fee of $1,500. The annual fee is being recognized on a straight-line basis as reduction of salary and related expense, with approximately $500 and $1,000 recognized during the three and nine months ended September 30, 2016, respectively.
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
11.    RESTRUCTURING AND OTHER SPECIAL CHARGES
Reallocate to Accelerate
On February 10, 2015, the Company committed to take a series of cost savings initiatives to reduce costs globally while continuing to support the Company’s strategy. The initiatives included a global workforce reduction of approximately 300 associates (excluding discontinued operations), lease exit costs, impairment of certain assets, and office and general expense controls. No charges related to these initiatives were recognized in the three and nine months ended September 30, 2016, and the Company does not expect to incur additional charges in future periods related to this program. The following table displays a roll forward of the restructuring and other special charges and related liability balances associated with the program:

	Accrual at December 31, 2015	Cash Payments	Accrual at September 30, 2016
Workforce reduction	$4,309	$(3,829)	$480
Consolidation of office facilities	4,767	(1,085)	3,682
Other costs and professional fees	645	(284)	361
Total	$9,721	$(5,198)	$4,523
12.    PROPERTY AND EQUIPMENT, NET
The Company’s property and equipment balances are as follows:

	September 30, 2016	December 31, 2015
Capitalized software costs	$165,162	$178,146
Furniture and equipment	15,697	15,632
Leasehold improvements	36,310	35,846
Computer and communications equipment	151,098	152,563
	368,267	382,187
Less: accumulated depreciation	291,453	272,044
Property and equipment, net	$76,814	$110,143
Depreciation expense was $10,160 and $29,068 for the three and nine months ended September 30, 2016, respectively. Depreciation expense was $10,416 and $31,684 for the three and nine months ended September 30, 2015, respectively.
Long-lived assets, other than goodwill and indefinite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amounts. As a result of recent operating results, and in connection with the completion of a formal goodwill impairment analysis during the third quarter of 2016, as described in Note 13 - Goodwill and Intangible Assets, the Company recognized a pre-tax impairment charge of $31,400 on capitalized software costs during the third quarter of 2016. This charge is included as a component of Impairment of other assets on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016. On a net of tax basis, the charge was $18,997 for the three and nine months ended September 30, 2016, after recognizing a tax benefit of $12,403. See Note 16 – Income Taxes for discussion on the tax impact of the impairment charge. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.

13.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
A summary of changes in goodwill is as follows:

	Careers - North America	Careers - International	Total
Balance as of December 31, 2015:
Goodwill	$774,765	$310,184	$1,084,949
Accumulated impairment losses	(325,800)	(262,650)	(588,450)
Net goodwill as of December 31, 2015	448,965	47,534	496,499
Acquisition activity(1)	10,845	—	10,845
Impairment	(289,402)	—	(289,402)
Translation and other adjustments, net	—	729	729
Balance as of September 30, 2016:
Goodwill	785,610	310,913	1,096,523
Accumulated impairment losses	(615,202)	(262,650)	(877,852)
Net goodwill as of September 30, 2016	$170,408	$48,263	$218,671
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

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of another company in a transaction in which the Company’s shareholders will receive $3.40 for each share of common stock of the Company, par value $0.001 per share, subject to customary closing conditions. See Note 1 - Description of Business and Basis of Presentation for further details.

During the second quarter of 2016, in consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sale price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142,002 to the Careers-North America reporting unit. Due to the limited time period from the indication of the impairment to August 9, 2016, the filing date of the second quarter 2016 Form 10-Q, and the complexities involved in estimating the fair value of certain assets and liabilities, the Company had not finalized its impairment analysis prior to filing its Form 10-Q for the second quarter of 2016. The preliminary estimate represented the Company’s then-best estimate of the goodwill impairment loss to be incurred subject to the completion of a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016.

During the third quarter of 2016, with the assistance of a third party valuation firm, the Company completed a formal impairment analysis. The first step of the impairment evaluation process compares the fair value of our reporting units to their respective carrying values. The Careers-International reporting unit had a fair value that substantially exceeded its carrying value. The carrying value of the Careers-North America reporting unit exceeded its fair value and therefore, the Company was required to complete the second step of the impairment evaluation for that reporting unit.

The second step of the impairment evaluation calculates the implied fair value of the goodwill, which is then compared to the carrying value of goodwill. The implied fair value of goodwill is calculated by valuing all identifiable assets and liabilities of the reporting unit with potential impairment, as indicated in step one, at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of goodwill exceeded the implied fair value of goodwill for the Careers-North America reporting unit by an amount greater than the estimated impairment charge recognized during the second quarter of 2016. As a result, the Company recorded an additional pre-tax goodwill impairment charge of $147,400 during the third quarter of 2016, bringing the total pre-tax impairment charge to $289,402 recognized during the nine months ended September 30, 2016. On a net of tax basis, the charge was $119,232 and $234,097 for the three and nine months ended September 30, 2016, respectively, after recognizing a tax benefit of $28,168 and $55,305, respectively. See Note 16 – Income Taxes for discussion on the tax impact of the impairment charges. These charges do not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants.

In conjunction with the second step of the Company's goodwill impairment analysis, an impairment analysis was triggered on an amortizable trademark, resulting in a pre-tax impairment charge of $3,435 recognized during the three months ended September 30, 2016. In addition, an impairment analysis was triggered on capitalized software costs. See Note 12 - Property and Equipment, Net. These charges are recorded on the consolidated statements of operations and comprehensive income (loss) as a component of Impairment of other assets for the three and nine months ended September 30, 2016.
Indefinite-lived intangibles
Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances, unless impairment indicators exist between annual impairment tests. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. During the second quarter of 2016, the Company performed an impairment analysis on two indefinite-lived intangible assets. The analysis resulted in the recognition of a pre-tax impairment charge of $3,400 during the second quarter. This charge is included as a component of Impairment of other assets on the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016.
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

The fair value position (recorded in interest and other, net, in the consolidated statements of operations and comprehensive income (loss)) of our derivatives are as follows:

	September 30, 2016
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	10,472	October 2016	13
Foreign currency exchange forwards	Accrued expenses and other current liabilities	5,686	October 2016	(6)
Total Derivative Instruments		$16,158		$7

	December 31, 2015
	Component of	Notional Amount	Maturity Dates	Fair Value
Designated as Hedges under ASC 815
None		$—		$—
Not Designated as Hedges under ASC 815
Foreign currency exchange forwards	Prepaid and other	13,251	January 2016	86
Foreign currency exchange forwards	Accrued expenses and other current liabilities	14,044	January 2016	(65)
Total Derivative Instruments		$27,295		$21
The changes in the fair value of our forward contracts are as follows:

	Location of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts	Amount of Realized and Unrealized Net Gains (Losses) and Changes in the Fair Value of Forward Contracts

		Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
Foreign currency exchange forwards	Interest and other, net	$95	$(321)	$(421)	$349
	Discontinued operations	—	(170)	—	(170)
		$95	$(491)	$(421)	$179
15.    LONG-TERM DEBT
Long-term debt, net of discounts and debt issuance costs where applicable, is summarized as follows:

	September 30, 2016	December 31, 2015
3.50% convertible senior notes due 2019	$133,750	$143,750
Term loan facility	63,722	71,431
Unamortized discount on convertible senior notes	(11,903)	(15,932)
Unamortized debt issuance costs	(3,430)	(4,977)
	182,139	194,272
Less: current portion of long-term debt, net	11,314	9,773
Long-term debt, net, less current portion	$170,825	$184,499

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
The conversion rate for the Notes is initially 187.7405 shares per one thousand dollar principal amount of the Notes, which is equivalent to an initial conversion price of approximately $5.33 per share of Monster’s common stock (“Common Stock”), and is subject to adjustment in certain circumstances. In June 2015, Monster received stockholder approval to issue upon conversion of the Notes more than 19.99% of the outstanding shares of Common Stock. As a result of this approval, Monster has the ability to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. Monster will not have the right to redeem the Notes prior to maturity. The maximum number of shares of common stock the Notes are convertible into is approximately 25,000,000, and is subject to adjustment under certain circumstances.
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
Further, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount at maturity of the Notes to be purchased, plus accrued and unpaid interest upon certain fundamental changes. See Note 1 - Description of Business and Basis of Presentation for information surrounding the impact of the merger agreement entered into by the Company on August 8, 2016 on the Notes.
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

As of September 30, 2016, $133,750 in aggregate principal amount of the Notes was outstanding.
The consummation of the Merger will constitute a “Fundamental Change” and a “Make-Whole Fundamental Change” under the Indenture. Following the consummation of the Merger, the Company expects Parent to cause the Company to, as required by the terms of the Indenture, launch a tender offer to purchase the Notes at their principal amount plus accrued and unpaid interest (the “Repurchase Right”). In connection with the Merger, holders of the Notes also have the right, in lieu of the Repurchase Right, to convert each one thousand dollar principal amount of their Notes for cash at the then-applicable conversion rate under the Indenture pursuant to the terms of a supplemental indenture, however this would result in holders receiving less cash for their Notes than if they had instead exercised the Repurchase Right.
Credit Facilities
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
On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100,000 revolving credit facility and $90,000 term loan facility, providing for a total of $190,000 in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement of $98,900 under the revolving credit facility. Each of the revolving credit facility and the term loan facility matures on October 31, 2017. On February 5, 2015, the Company entered into an amendment of the Third Amended Credit Agreement to provide the Company with flexibility in connection with its "Reallocate to Accelerate" initiatives. The amendment provided that up to $20,000 of costs and restructuring charges incurred during the fiscal year ended December 31, 2015 will be added back to Consolidated EBITDA, a defined term in the Third Amended Credit Agreement, which is a component of the Consolidated Leverage Ratio (as defined) and the Consolidated Fixed Charge Coverage Ratio (as defined).
The Third Amended Credit Agreement partially qualifies as a debt extinguishment in accordance with ASC 470 - Debt. Accordingly, the Company expensed $388 of financing fees classified as a debt extinguishment through interest & other, net during the fourth quarter of 2014. The remaining $3,080 of financing fees is being deferred and amortized through October 2017.
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $3,083 payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity.

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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a consolidated leverage ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the closing date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of September 30, 2016, the Company was in full compliance with its covenants.
At September 30, 2016, the utilized portion of this credit facility was $63,722 in borrowings on the term loan facility, no borrowings on the revolving credit facility, and $90 in outstanding letters of credit. The portion of the term loan that is due within one year is $12,333 and is classified as short-term in the consolidated balance sheet, net of deferred financing fees of $1,019. The remaining amount outstanding on the term loan is classified as long-term debt in the Company’s consolidated balance sheet. As of September 30, 2016, based on the calculation of the maximum consolidated leverage ratio, $99,910 of the Company’s revolving credit facility was available. At September 30, 2016, the one month BBA LIBOR rate, the agent’s prime rate, and the overnight federal funds rate were 0.53%, 3.50% and 0.29%, respectively. As of September 30, 2016, the Company used the one month BBA LIBOR rate for the interest rate on these borrowings with an interest rate of 3.27%.

Merger Sub’s acquisition of the Shares tendered in the Offer results in a “change of control” under the Third Amended Credit Agreement, which entitles the lenders holding more than 50% of the commitments under the Third Amended Credit Agreement to declare all amounts borrowed thereunder due and payable. The Company expects that, upon the consummation of the Merger, all indebtedness, liabilities and other obligations owing thereunder will be repaid by Parent on behalf of the Company, except for a standby letter of credit in the original face amount of approximately $88, which will remain outstanding and be secured by cash collateral.
16.    INCOME TAXES
The benefit from income taxes includes provisions for federal, state, and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The tax effect of discrete items is recorded in the quarter in which they occur. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, greater losses than anticipated in countries with lower statutory tax rates, increases in recorded valuation allowances of tax assets, or changes in tax laws or interpretations thereof. Our effective tax rate differs from the Federal United States statutory tax rate of 35% due to accrual of state taxes, non-deductible expenses, foreign earnings and losses taxed at different rates, accrual of interest on tax liabilities, and the effect of valuation allowances on deferred tax assets. We record valuation allowances primarily on tax benefits of losses arising in certain unprofitable countries in international markets and certain U.S. Foreign Tax credits.

The tax provision during the nine months ended September 30, 2016 was increased by approximately $3,452 of discrete items, consisting primarily of tax valuation allowances recorded on tax benefits of current year operating losses in certain foreign tax jurisdictions, deficiencies in tax benefits on stock based compensation, and accrued interest on unrecognized tax positions. In addition, during the nine months ended September 30, 2016, the Company recorded pre-tax charges for impairments of goodwill and other assets in the amounts $289,402 and $38,235, respectively. The Company recorded a deferred (non-cash) tax benefit of $55,305 with respect to the portion of impaired goodwill which is deductible for tax purposes, and a benefit of $14,491 related to the other asset impairment during the nine month period ended September 30, 2016. Of the goodwill impairment related tax benefits, $28,168 was recognized during the third quarter of 2016, with $27,137 recognized during the second quarter. Of the other asset impairment related tax benefits, $13,759 was recognized during the third quarter of 2016, with $732 recognized during the second quarter. Total tax benefits recognized during the nine months ended September 30, 2016 for these items was $69,796. See Note 13 - Goodwill and Intangible Assets for additional details.
During the three months ended September 30, 2016, the Company increased the tax provision by approximately $25,000 due to net increases to tax valuation allowances, primarily on the deferred tax assets in the United States for foreign tax credit carryovers. The pre-tax goodwill impairment charge of $147,400 recognized during the third quarter of 2016 gave rise to a deferred tax asset by reducing the financial statement basis in certain tax-amortizable goodwill below its net tax basis, resulting in significantly higher deferred tax assets to be considered for realization. After consideration of all available positive and negative evidence, the Company concluded an increase to the valuation allowance was necessary, resulting in the increase to the tax provision. Such evidence included recent operating history, updated business forecasts, reversals of taxable temporary differences and the Company's projected future taxable income. As of September 30, 2016, the Company's total net deferred tax asset was $40,117, comprised of $128,555 of net tax assets, net of a recorded valuation allowance of $88,438.
In addition, during the three months ended September 30, 2016, as a result of expirations of statutes of limitations, the Company recognized $3,443 of previously unrecognized tax benefits, and reversed an asset for recoverable foreign tax benefits of $2,379, resulting in a net tax benefit of $1,064 which impacted the effective tax rate. The Company also settled a tax examination and reversed previously accrued taxes and accrued interest of $703 and $1,268, respectively, which, net of deferred tax benefits, resulted in a net credit to the tax provision of $1,224. The total benefit reflected in the tax provision for the third quarter of 2016 due to recognition of previously unrecognized tax benefits and reversals of accrued interest thereon was $2,288. The tax matters concerned relate to the allocation of income among tax jurisdictions.
The tax provision during the nine months ended September 30, 2015 reflects a provision of $1,093 attributable to discrete items, consisting primarily of a net tax benefit of $4,034 due to a loss in our remaining investment in a joint venture in China, net of a tax provision due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 10 - Investments), a provision for increases to tax valuation allowances of $3,726 on tax benefits of current year losses incurred in certain foreign tax jurisdictions, and a provision of $1,401 for other discrete items. In addition, as a result of settlement of a tax examination during the first quarter of 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10,424 which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6,776. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12,607 which, on a net of tax basis, impacted the effective tax rate by $8,977. In the three months ended September 30, 2015, as a result of expirations of statutes of limitations, the Company recognized previously unrecognized tax benefits of $2,828, and reversed an asset for recoverable foreign tax benefits of $1,986, resulting in a net tax benefit of $842, which impacted the effective tax rate. The total benefit reflected in the tax provision in the nine months ended September 30, 2015 relating to recognition of previously unrecognized tax positions, and reversals of accrued interest and penalties thereon, was $16,595. The tax matters relate primarily to the allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2016 and December 31, 2015 is recorded on the Company’s consolidated balance sheets as long-term income taxes payable of $31,904 and $36,348, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $9,500 in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions and the amount of prior year tax loss carryovers.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Careers – North America	$99,745	$119,449	$312,600	$361,685
Careers – International	45,008	47,633	140,852	146,009
Revenue	$144,753	$167,082	$453,452	$507,694
Operating (Loss) Income
Careers – North America	$(178,201)	$25,739	$(294,601)	$64,324
Careers – International	(4,762)	(8,581)	(16,629)	(34,464)
	(182,963)	17,158	(311,230)	29,860
Corporate expenses	(10,248)	(6,325)	(24,226)	(27,974)
Operating (Loss) Income	$(193,211)	$10,833	$(335,456)	$1,886
Depreciation and Amortization
Careers – North America	$7,745	$7,149	$21,861	$21,944
Careers – International	2,968	3,677	8,611	10,771
	10,713	10,826	30,472	32,715
Corporate expenses	243	260	739	970
Depreciation and Amortization	$10,956	$11,086	$31,211	$33,685
Restructuring and Other Special Charges
Careers – North America	$—	$752	$—	$12,315
Careers – International	—	2,028	—	14,353
Corporate expenses	—	—	—	2,119
Restructuring and Other Special Charges	$—	$2,780	$—	$28,787
Goodwill and Other Asset Impairment
Careers – North America	$182,235	$—	$327,637	$—
Careers – International	—	—	—	—
Corporate expenses	—	—	—	—
Goodwill and Other Asset Impairment	$182,235	$—	$327,637	$—
Revenue by Geographic Region (a)
United States	$97,209	$116,328	$304,596	$350,804
International	47,544	50,754	148,856	156,890
Revenue	$144,753	$167,082	$453,452	$507,694

	September 30,	December 31,
	2016	2015
Long-lived Assets by Geographic Region (b)
United States	$55,068	$87,440
International	21,746	22,703
Total Long-Lived Assets	$76,814	$110,143

(a)	Revenue by geographic region is generally based on the location of the Company’s subsidiary.

(b)	Total long-lived assets include property and equipment, net.

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

On or about October 12, 2015, TalentBin, Inc., a subsidiary of the Company, was served with notice of a purported consumer class action for allegedly assembling, scoring and sharing candidate profiles in violation of the Fair Credit Reporting Act and the California Investigative Consumer Reporting Agencies Act (“ICRAA”). The lawsuit, entitled Eric Halvorson, et. al., individually and on behalf of all others similarly situated vs. TalentBin, Inc. (Case No. CGC 15 548270), was brought in the Superior Court of the State of California, County of San Francisco. On or about November 2015, the action was removed to the United States District Court, Northern District of California (Case No. 3:15-cv-05166). The Plaintiff seeks injunctive relief, monetary damages, pre- and post-judgment interest, statutory penalties of between one hundred and one thousand dollars per violation, punitive damages and other costs and attorney’s fees. On February 23, 2016, the ICRAA claims were dismissed voluntarily. Pursuant to a term sheet executed on or about August 9, 2016, a tentative settlement was reached to resolve all remaining claims subject to execution of a final settlement agreement and approval of the Court. The Company accrued $900 related to the settlement term sheet as of September 30, 2016.

In July 2016, Guyzar LLC filed suit against the Company for allegedly infringing their Patent No. 5845070 relating to methods for the authentication and preservation of confidential information usable for completing transactions with an internet entity. The lawsuit, entitled Guyzar LLC vs. Monster Worldwide, Inc. (Civil Action No. 2:16-cv-00813) was brought in the United States District Court for the Eastern District of Texas. The Plaintiff sought injunctive relief, monetary damages, enhanced damages, pre and post judgment interest, attorney’s fees and other costs. On October 17, 2016, the parties entered into a settlement agreement whereby all claims would be voluntarily dismissed with prejudice.

In September 2016, three putative class actions were filed against the Company and its officers and directors. The first two, Litwin vs. Monster Worldwide, Inc., et. al., 16-cv-11844 and Dagut vs. Monster Worldwide, Inc., et. al., 16-cv-11852, were filed in the Federal District Court of Massachusetts. The third matter, Gordon vs. Giambastiani, et. al., CA No. 12746-VCG, was filed in the Delaware Chancery State Court. Each alleges material misstatements or omissions contained in the Company’s Schedule 14D-9 associated with Randstad North America, Inc.’s tender offer for the Company’s shares. The Gordon matter further alleges that the Company’s Board of Directors breached its fiduciary duties by, among other things, engaging in a flawed deal process and agreeing to an insufficient share price. The respective Plaintiffs in all three matters seek, among other things, an injunction against the consummation of the tender offer, or in the alternative, rescission, rescissionary and other damages, as well as various costs and fees including attorney’s fees. The Plaintiff in the Gordon case voluntarily withdrew Plaintiff's request for expedited discovery and has not moved for a preliminary injunction. In addition, the Plaintiff in the Dagut matter withdrew Plaintiff's motion for a preliminary injunction after the Company agreed to further amend its disclosures in its Schedule 14D-9 regarding the Company’s discretion to pay additional amounts to its financial advisor. The Company intends to vigorously defend these matters and is currently unable to estimate any potential losses.

Leases
The Company leases its facilities and a portion of its capital equipment under operating leases that expire at various dates. Some of the operating leases provide for increasing rents over the terms of the leases and total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases and minimum rentals to be received under non-cancelable subleases at September 30, 2016, excluding discontinued operations:

	Operating Leases	Estimated Sublease Income
2016	$8,298	$826
2017	29,053	3,537
2018	26,251	3,429
2019	22,782	3,266
2020	18,930	3,266
Thereafter	42,298	770
	$147,612	$15,094
Other
In August 2016 and September 2016, the Company received letters from each of StoneKeyPartners (“StoneKey”) and Bank of America Merrill Lynch (“BAML”), respectively, asserting claims for advisory fees in connection with the proposed acquisition of the Company by Randstad North America, Inc. Both StoneKey’s and BAML’s claims rely upon engagement letters executed in connection with the Company’s 2012-2013 review of strategic alternatives, which was formally concluded in 2013. The Company disputes the claims asserted by both StoneKey and BAML, and accordingly, is unable to estimate any potential losses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Monster Worldwide, Inc.
New York, New York
We have reviewed the consolidated balance sheet of Monster Worldwide, Inc. (the “Company”) as of September 30, 2016, and the related consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2016 and 2015, and cash flows for the nine-month periods ended September 30, 2016 and 2015 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2016. These interim financial statements are the responsibility of the Company’s management.
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
October 31, 2016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We make forward-looking statements in this report and in other reports and proxy statements that we file with the Securities and Exchange Commission (the “SEC”). Except for historical information contained herein, the statements made in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. These factors include, among other things, uncertainties related to the acquisition of the Company by Randstad North America, Inc., including the timing of completion of the proposed transaction, the possibility that competing offers will be made and the satisfaction or waiver of the other conditions to the consummation of the proposed transaction, the potential impact of the announcement or consummation of the proposed transaction on relationships, including with employees, suppliers and customers; the global economic and financial market environment; competition; risks relating to our foreign operations; our ability to maintain and enhance the value of our brands, particularly Monster; risks related to our strategy; fluctuations in our quarterly operating results; our ability to adapt to rapid developments in technology; our ability to continue to develop and enhance our information technology systems; concerns related to our compliance with applicable data protection laws and regulations; intrusions on our systems; interruptions, delays or failures in the provision of our services; our vulnerability to intellectual property infringement claims brought against us by others; our ability to protect our proprietary rights and maintain our rights to use key technologies of third parties; risks associated with cuts in government spending; the risk that acquisitions or partnerships may not achieve the expected benefits to us; our ability to attract and retain talented employees, including senior management; potential write-downs if our goodwill or amortizable intangible assets become impaired; adverse determinations by domestic and/or international taxation authorities related to our estimated tax liabilities; effects of anti-takeover provisions in our organizational documents that could inhibit the acquisition of Monster Worldwide by others; volatility in our stock price; risks associated with government regulation; the outcome of litigation we may become involved in from time to time; risks associated with our convertible senior notes due 2019; and other risks and uncertainties set forth from time to time in our reports and other filings made with the SEC, including under Part I, “ Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We earned 31% and 29% of our total revenue outside of North America for the quarters ended September 30, 2016 and 2015, respectively. With a local presence in key markets in North America, Europe, and Asia, Monster works by connecting employers with quality job seekers at all levels and by providing searchable jobs and career management resources online. For the employer, our goal is to provide the most effective solutions and easiest to use technology to simplify the hiring process and deliver access to our community of job seekers. For job seekers, our purpose is to improve their careers by providing work-related content, services and advice.
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

Merger Agreement
On August 8, 2016, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Randstad North America, Inc., a Delaware corporation (“Parent”), and Merlin Global Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, on September 6, 2016, Merger Sub commenced a tender offer to purchase any and all of the issued and outstanding shares of common stock of the Company, par value $0.001 per share (each a “Share”), at a purchase price of $3.40 per Share (the “Offer Price”), payable to the holder thereof in cash, without interest and less any applicable withholding taxes (the “Offer”).
Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) in accordance with the Merger Agreement and under Section 251(h) of the General Corporation Law of the State of Delaware (the "DGCL"), and the Company will survive the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger (the “Effective Time”), each Share that is not tendered and accepted pursuant to the Offer (other than Shares held by Parent, Merger Sub or the Company or their direct or indirect wholly-owned subsidiaries and Shares held by stockholders who are entitled to demand and who have properly and validly perfected their statutory rights of appraisal) will be converted into the right to receive an amount equal to the Offer Price (the “Merger Consideration”), payable to the holder thereof in cash, without interest and less any applicable withholding taxes.
The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including (i) that the number of Shares validly tendered and not properly withdrawn in accordance with the terms of the Offer, together with the Shares then-owned by Parent, Merger Sub or any of their respective wholly-owned Subsidiaries, equals at least one Share more than half of the sum of (without duplication) (A) all Shares then outstanding (including all outstanding Company Restricted Shares (as defined in the Merger Agreement)) plus (B) all Shares issuable to holders of the Company's 3.50% convertible senior notes due 2019 (the "Notes") from whom the Company has received duly completed notices of exercise, plus (C) all Shares issuable to holders of Company Stock Options (as defined in the Merger Agreement) and (ii) (A) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and (B) the approval of the relevant authority pursuant to Council Regulation 139/2004 of the European Union. The obligations of Parent and Merger Sub to complete the Offer and the Merger are not subject to any financing condition.
On August 26, 2016, the Company was informed that the United States Federal Trade Commission granted early termination of the waiting period under the HSR Act, and on October 26, 2016, Randstad Holding nv, the ultimate parent of Parent and Merger Sub, received merger control clearance from the European Commission (the “EC”) for the proposed acquisition of the Company. The approval by the EC was the last regulatory approval required with respect to the Offer.
The Merger Agreement includes customary termination rights for both the Company and Parent including, among others, in connection with Superior Proposals (as defined in the Merger Agreement). Upon the termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee of $9.0 million.
The Offer and withdrawal rights expired on October 28, 2016 at 12:00 midnight, New York City time. Broadridge Corporate Issuer Solutions, Inc., the depositary, has advised that a total of 45,973,527 Shares had been validly tendered into and not properly withdrawn from the Offer, representing approximately 51.5% of the Shares outstanding (including restricted shares and shares issuable to holders of stock options). In addition, notices of guaranteed delivery have been delivered for 3,708,393 Shares, representing approximately 4.15% of the outstanding Shares (including restricted shares and shares issuable to holders of stock options). The number of Shares validly tendered in accordance with the terms of the Offer and not properly withdrawn from the Offer satisfied the Minimum Tender Condition (as defined in the Merger Agreement). All conditions to the Offer having been satisfied or waived, Purchaser accepted for payment and will promptly pay for all such Shares validly tendered into and not properly withdrawn from the Offer.

As a result of its acceptance of the Shares tendered into the Offer, Merger Sub will acquire sufficient Shares to complete the Merger without the affirmative vote of the stockholders of the Company pursuant to Section 251(h) of the DGCL. At the Effective Time, each Share issued and outstanding immediately prior to the Effective Time and not tendered pursuant to the Offer (other than Shares held by Parent, Merger Sub or the Company or their direct or indirect wholly-owned subsidiaries or Shares held by stockholders who validly perfect their appraisal rights under Delaware law) will be automatically converted into the right to receive an amount in cash equal to the Offer Price, without interest and less any applicable withholding taxes.

Promptly following consummation of the Merger, all Shares will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.

Merger Sub’s acquisition of the Shares tendered in the Offer has results in a “change of control” under the Third Amended Credit Agreement, which entitles the lenders holding more than 50% of the commitments under the Third Amended Credit Agreement to declare all amounts borrowed thereunder due and payable. The Company expects that, upon the consummation of the Merger, all indebtedness, liabilities and other obligations owing thereunder will be repaid by Parent on behalf of the Company, except for a standby letter of credit in the original face amount of approximately $88,000, which will remain outstanding and be secured by cash collateral.
The consummation of the Merger will constitute a “Fundamental Change” and a “Make-Whole Fundamental Change” under the Indenture, dated as of October 22, 2014 (the "Indenture"), between the Company and Wilmington Trust National Association, as trustee, with respect to the Notes. Following the consummation of the Merger, the Company expects Parent to, as required by the terms of the Indenture, cause the Company to launch a tender offer to purchase the Notes at their principal amount plus accrued and unpaid interest (the “Repurchase Right”). In connection with the Merger, holders of the Notes also have the right, in lieu of the Repurchase Right, to convert each $1,000 principal amount of their Notes for cash at the then-applicable conversion rate under the Indenture, pursuant to the terms of a supplemental indenture, however this would result in holders receiving less cash for their Notes than if they had instead exercised the Repurchase Right.

The Company incurred legal and other professional fees of $3.4 million associated with the Merger during the three and nine months ended September 30, 2016.
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
RESULTS OF OPERATIONS
Consolidated operating results as a percentage of revenue are as follows (excluding discontinued operations):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Salaries and related	54.9%	47.8%	52.0%	50.1%
Office and general	33.1%	26.1%	29.6%	25.9%
Marketing and promotion	19.5%	18.0%	20.1%	17.9%
Goodwill impairment	101.8%	—%	63.8%	—%
Impairment of other assets	24.1%	—%	8.4%	—%
Restructuring and other special charges	—%	1.7%	—%	5.7%
Total operating expenses	233.5%	93.5%	174.0%	99.6%
Operating (loss) income	(133.5)%	6.5%	(74.0)%	0.4%
Gain on partial sale of equity method investment	—%	—%	—%	1.7%
Interest and other, net	(2.2)%	(2.2)%	(2.1)%	(2.0)%
(Loss) income before income taxes and (loss) income in equity interests, net	(135.7)%	4.3%	(76.1)%	0.1%
Benefit from income taxes	(11.1)%	(1.4)%	(9.3)%	(2.9)%
(Loss) income in equity interests, net	(0.2)%	0.1%	—%	0.1%
(Loss) income from continuing operations	(124.7)%	5.8%	(66.8)%	3.0%

The Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Consolidated Revenue, Operating Expenses, Operating (Loss) Income, Cash EBITDA and Adjusted EBITDA
Consolidated revenue, operating expenses, operating (loss) income, Cash EBITDA and Adjusted EBITDA are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended September 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$144,753	100.0%	$167,082	100.0%	$(22,329)	(13.4)%
Salaries and related	79,518	54.9%	79,787	47.8%	(269)	(0.3)%
Office and general	47,924	33.1%	43,638	26.1%	4,286	9.8%
Marketing and promotion	28,287	19.5%	30,044	18.0%	(1,757)	(5.8)%
Goodwill impairment	147,400	101.8%	—	—%	147,400	na
Impairment of other assets	34,835	24.1%	—	—%	34,835	na
Restructuring and other special charges	—	—%	2,780	1.7%	(2,780)	(100.0)%
Total operating expenses	337,964	233.5%	156,249	93.5%	181,715	116.3%
Operating (loss) income	$(193,211)	(133.5)%	$10,833	6.5%	$(204,044)	1,883.5%
Cash EBITDA	$417	0.3%	$25,287	15.1%	$(24,870)	(98.4)%
Adjusted EBITDA	$5,435	3.8%	$28,067	16.8%	$(22,632)	(80.6)%
Our consolidated revenue decreased by $22.3 million (13.4%, 12.5% on a constant currency basis) in the third quarter of 2016 compared to the same period of 2015. Our Careers-North America segment experienced a decrease of $19.7 million (16.5%) primarily due to declines in the enterprise, mid market, e-commerce and newspaper channels. Our Careers-International segment decreased $2.6 million (5.5%, 2.4% on a constant currency basis).
Salaries and related expenses decreased $0.3 million (0.3%, increase of 1.1% on a constant currency basis) in the third quarter of 2016 compared to the same period of 2015. The increase in salaries and related expenses on a constant currency basis resulted from increased regular salary and other headcount related costs primarily related to a merit increase during 2016, partially offset by decreased stock based compensation.
Office and general expenses increased $4.3 million (9.8%, 11.5% on a constant currency basis) in the third quarter of 2016 compared to the same period of 2015. This increase in office and general expenses resulted primarily from $3.4 million of legal and other professional fees associated with the merger agreement entered into with a subsidiary of Randstad Holding nv. See Note 1 - Description of Business and Basis of Presentation in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for details. In addition, the Company recognized settlement charges of $0.9 million in connection with a settlement term sheet executed in the TalentBin litigation as detailed in Note 18 - Commitments and Contingencies in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Marketing and promotion expenses decreased $1.8 million (5.8%, 4.0% on a constant currency basis) in the third quarter of 2016 compared to the same period of 2015. During the third quarter, the Company was able to reduce marketing spend while driving quality traffic.

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of Randstad Holding nv in a transaction in which the Company’s shareholders will receive $3.40 for each share of common stock of the Company. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. During the third quarter of 2016, with the assistance of a third party valuation firm, the Company completed a formal goodwill impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, resulting in an additional pre-tax goodwill impairment charge of $147.4 million recognized during the third quarter of 2016. The goodwill impairment analysis also triggered an impairment analysis on an amortizable trademark and capitalized software costs, resulting in a total impairment charge of $34.8 million related to these assets. All impairment charges were recognized in our Careers-North America segment. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

We incurred $2.8 million of restructuring and other special charges in the third quarter of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our consolidated operating loss was $193.2 million in the third quarter of 2016, compared to operating income of $10.8 million in the third quarter of 2015, as a result of the factors discussed above.
Our consolidated Cash EBITDA and Adjusted EBITDA were $0.4 million and $5.4 million in the third quarter of 2016, respectively, compared to consolidated Cash EBITDA and Adjusted EBITDA of $25.3 million and $28.1 million in the same period of 2015, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our loss from continuing operations to Cash EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Three months ended September 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$99,745	100.0%	$119,449	100.0%	$(19,704)	(16.5)%
Salaries and related	51,251	51.4%	50,564	42.3%	687	1.4%
Office and general	27,656	27.7%	25,616	21.4%	2,040	8.0%
Marketing and promotion	16,804	16.8%	16,778	14.0%	26	0.2%
Goodwill impairment	147,400	147.8%	—	—%	147,400	na
Impairment of other assets	34,835	34.9%	—	—%	34,835	na
Restructuring and other special charges	—	—%	752	0.6%	(752)	(100.0)%
Total operating expenses	277,946	278.7%	93,710	78.5%	184,236	196.6%
Operating (loss) income	$(178,201)	(178.7)%	$25,739	21.5%	$(203,940)	(792.3)%
Our Careers-North America segment revenue decreased $19.7 million (16.5%) in the third quarter of 2016 compared to the same period of 2015. The decrease in the Careers-North America segment is primarily due to declines in the enterprise, mid-market, e-commerce and newspaper channels. Although we are gaining traction as a result of new product initiatives and our pay per click business, the continued pressure on our core product offerings has negatively impacted revenue in North America.
Salaries and related expenses increased $0.7 million (1.4%) in the third quarter of 2016 compared to the same period of 2015. This increase resulted from increased regular salary costs of $2.2 million primarily related to a merit increase in 2016, partially offset by decreased stock based compensation of $1.3 million.
Office and general expenses increased $2.0 million (8.0%) in the third quarter of 2016 compared to the same period of 2015. This increase in office and general expenses resulted primarily from $1.3 million of increased support costs.
Marketing and promotion expenses were essentially flat in the third quarter of 2016 compared to the same period of 2015.

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of Randstad Holding nv in a transaction in which the Company’s shareholders will receive $3.40 for each share of common stock of the Company. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. During the third quarter of 2016, with the assistance of a third party valuation firm, the Company completed a formal goodwill impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, resulting in an additional pre-tax goodwill impairment charge of $147.4 million recognized during the third quarter of 2016. The goodwill impairment analysis also triggered an impairment analysis on an amortizable trademark and capitalized software costs, resulting in a total impairment charge of $34.8 million related to these assets. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Our Careers-North America segment incurred $0.8 million of restructuring and other special charges in the third quarter of 2015, comprised mainly of lease exit costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-North America segment's operating loss was $178.2 million in the third quarter of 2016, compared to operating income of $25.7 million in the third quarter of 2015, as a result of the factors described above.
Careers-International
The operating results of our Careers - International segment are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended September 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$45,008	100.0%	$47,633	100.0%	$(2,625)	(5.5)%
Salaries and related	25,422	56.5%	26,480	55.6%	(1,058)	(4.0)%
Office and general	12,866	28.6%	14,433	30.3%	(1,567)	(10.9)%
Marketing and promotion	11,482	25.5%	13,273	27.9%	(1,791)	(13.5)%
Restructuring and other special charges	—	—%	2,028	4.3%	(2,028)	(100.0)%
Total operating expenses	49,770	110.6%	56,214	118.0%	(6,444)	(11.5)%
Operating loss	$(4,762)	(10.6)%	$(8,581)	(18.0)%	$3,819	(44.5)%
Our Careers-International segment revenue decreased $2.6 million (5.5%, 2.4% on a constant currency basis) in the third quarter of 2016 compared to the same period of 2015 with Europe decreasing 4.7% (1.4% on a constant currency basis) and Asia decreasing 9.7% (7.7% on a constant currency basis). We continue to see increased traction of our new products in Europe, and have made strides increasing our market competitiveness throughout the region.
Salaries and related expenses decreased $1.1 million (4.0%, flat on a constant currency basis) in the third quarter of 2016 compared to the same period of 2015.
Office and general expenses decreased $1.6 million (10.9%, 6.5% on a constant currency basis) in the third quarter of 2016 compared to the same period of 2015. The decrease in office and general expenses on a constant currency basis resulted primarily from $0.6 million of decreased depreciation expense.
Marketing and promotion expenses decreased $1.8 million (13.5%, 9.2% on a constant currency basis) in the third quarter of 2016 compared to the same period of 2015. During the third quarter, the Company continued to focus on targeted investments to increase Monster's brand presence in Europe while controlling marketing spend.
Our Careers-International segment incurred $2.0 million of restructuring and other special charges in the third quarter of 2016, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-International operating loss was $4.8 million in the third quarter of 2016, compared to an operating loss of $8.6 million in the third quarter of 2015, as a result of the factors discussed above.
Interest and other, net
Interest and other, net, for the three months ended September 30, 2016 and 2015 resulted in an expense of $3.2 million and $3.7 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, interest income associated with the Company’s various investments and foreign currency gains or losses.

Income Taxes
Income taxes are as follows (excluding discontinued operations)(dollars in thousands):

	Three months ended September 30,
	2016	2015	Change in Dollars	Percentage Change
Loss (income) before income taxes and income in equity interests	$(196,406)	$7,159	$(203,565)	2,843.5%
Benefit from income taxes	$(16,124)	$(2,361)	$(13,763)	(582.9)%
Effective tax rate	8.2%	(33.0)%
The benefit from income taxes includes provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The tax effect of discrete items is recorded in the quarter in which they occur. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, increases in recorded valuation allowances on our deferred tax assets, or changes in tax laws or interpretations thereof.

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

The tax provision during the quarter ended September 30, 2016 was increased by approximately $1.5 million of discrete items, consisting primarily of tax valuation allowances recognized on tax benefits of current year operating losses in certain tax jurisdictions, tax deficiencies on stock based compensation and accrued interest on unrecognized tax positions. During the third quarter of 2016, based on completion of a formal goodwill impairment analysis, the Company recorded a pre-tax charge for impairment of goodwill and other assets in the amount of $147.4 million and $34.8 million, respectively. The Company recorded a deferred (non-cash) tax benefit of $28.2 million with respect to the portion of impaired goodwill which is deductible for tax purposes, and a benefit of $13.8 million related to the other asset impairment. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q. In connection with the goodwill impairment analysis, the Company reviewed its ability to realize its deferred tax assets and concluded an increase of the valuation allowance was required, resulting in a charge to the tax provision of $25.0 million for the portion of deferred tax assets that are not expected to be realized. See Note 16 – Income Taxes in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for further details.
In the quarter ended September 30, 2016, as a result of expirations of statutes of limitations, the Company recognized $3.4 million of previously unrecognized tax benefits, and reversed an asset for recoverable foreign tax benefits of $2.4 million, resulting in a net tax benefit of $1.1 million which impacted the effective tax rate. The Company also settled a tax examination and reversed previously accrued taxes and accrued interest of $0.7 million and $1.3 million, respectively, which, net of deferred tax benefits, resulted in a net credit to the tax provision of $1.2 million. The total benefit reflected in the tax provision for third quarter due to recognition of previously unrecognized tax benefits and reversals of accrued interest thereon was $2.3 million. The tax matters concerned relate to the allocation of income among tax jurisdictions.
During the quarter ended September 30, 2015, due to expirations of statutes of limitations, the tax provision was reduced by $0.8 million due to recognition of a tax benefit for previously unrecognized tax positions. In addition, the Company realized a tax benefit of $8.9 million due to a loss on our remaining investment in a joint venture in China.

The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2016 and December 31, 2015 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $31.9 million and $36.3 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $9.5 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
(Loss) income in equity interests, net
Loss in equity interests, net, for the three months ended September 30, 2016 was $0.2 million compared to income of $0.2 million for the same period of 2015. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
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
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90 million. Based on the terms of the agreement, since the Company maintained a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On October 13, 2015, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85 million. The noncontrolling interest’s share of net income was $1.5 million for the three months ended September 30, 2015.
Income from discontinued operations, net of tax
As discussed above, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea on October 13, 2015. The sale is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. For the three months ended September 30, 2016 and 2015, the Company reported income from discontinued operations, net of tax, of $0 and $2.2 million, respectively. See Note 7 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Net (loss) income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net loss was $180.5 million for the three months ended September 30, 2016, compared to net income of $11.9 million for the same period of 2015. Net loss attributable to Monster Worldwide, Inc. was $180.5 million for the three months ended September 30, 2016, compared to net income of $10.4 million for the same period of 2015.
Diluted (loss) income per share attributable to Monster Worldwide, Inc.
Diluted loss per share attributable to Monster Worldwide, Inc. was $2.03 for the three months ended September 30, 2016, compared to earnings per share of $0.11 for the same period of 2015. Diluted loss per share from continuing operations was $2.03 for the three months ended September 30, 2016, compared to earnings per share of $0.10 for the same period of 2015.

Diluted weighted average shares outstanding for the three months ended September 30, 2016 and 2015 was 88.9 million shares and 96.8 million shares, respectively.
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

Adjusted EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income (loss) in equity interests, net, provision for (benefit from) income taxes, interest and other, net, gain on partial sale of equity method investment, depreciation, amortization, non-cash compensation expense, non-cash impairment charges, transaction costs relating to the merger agreement entered into with a subsidiary of Randstad Holding nv (AMS: RAND), net settlement charges in connection with a settlement term sheet executed in the TalentBin litigation, and costs incurred with the Company’s restructuring programs.
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
A reconciliation of loss from continuing operations to Cash EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Three months ended September 30,
	2016	2015
(Loss) income from continuing operations	$(180,504)	$9,769
Loss (income) in equity interests, net	222	(249)
Benefit from income taxes	(16,124)	(2,361)
Interest and other, net	3,195	3,674
Goodwill impairment	147,400	—
Impairment of other assets	34,835	—
Depreciation expense	10,160	10,416
Stock based compensation expense	437	3,368
Amortization of intangibles	796	670
Cash EBITDA	417	25,287
Facility charges(1)	676	—
Transaction costs(2)	3,442	—
Restructuring and other special charges, less non-cash items(3)	—	2,780
Net costs associated with a legal settlement term sheet(4)	900	—
Adjusted EBITDA	$5,435	$28,067

(1)	In the third quarter of 2016, the Company entered into a sublease and vacated space in its New York, New York, location, resulting in a provision of $0.7 million recognized during the quarter.

(2)
The Company incurred $3.4 million of legal and other professional fees associated with the merger agreement entered into with a subsidiary of Randstad Holdings nv (AMS:RAND) during the third quarter of 2016.

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

(4)
During the third quarter of 2016, the Company accrued $0.9 million related to a settlement term sheet. See Note 18 - Commitments and Contingencies in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

The Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Consolidated Revenue, Operating Expenses, Operating (Loss) Income, Cash EBITDA and Adjusted EBITDA
Consolidated revenue, operating expenses, operating (loss) income, Cash EBITDA and Adjusted EBITDA are as follows (excluding discontinued operations)(dollars in thousands):

	Nine months ended September 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$453,452	100.0%	$507,694	100.0%	$(54,242)	(10.7)%
Salaries and related	235,984	52.0%	254,500	50.1%	(18,516)	(7.3)%
Office and general	134,092	29.6%	131,430	25.9%	2,662	2.0%
Marketing and promotion	91,195	20.1%	91,091	17.9%	104	0.1%
Restructuring and other special charges	—	—%	28,787	5.7%	(28,787)	(100.0)%
Goodwill impairment	289,402	63.8%	—	—%	289,402	na
Impairment of other assets	38,235	8.4%	—	—%	38,235	na
Total operating expenses	788,908	174.0%	505,808	99.6%	283,100	56.0%
Operating (loss) income	$(335,456)	(74.0)%	$1,886	0.4%	$(337,342)	(17,886.6)%
Cash EBITDA	26,880	5.9%	51,183	10.1%	(24,303)	(47.5)%
Adjusted EBITDA	36,067	8.0%	77,744	15.3%	(41,677)	(53.6)%
Our consolidated revenue decreased by $54.2 million (10.7%, 9.9% on a constant currency basis) in the first nine months of 2016 compared to the same period of 2015. Our Careers-North America segment experienced a decrease of $49.1 million (13.6%) primarily due to declines in the enterprise, mid-market, e-commerce channels, and newspaper channels, partially offset by growth in our small business channel. Our Careers-International segment decreased $5.2 million (3.5%, 1.0% on a constant currency basis).
Salaries and related expenses decreased $18.5 million (7.3%, 6.1% on a constant currency basis) in the first nine months of 2016 compared to the same period of 2015. This decrease in salaries and related expenses resulted primarily from decreased regular salary and other headcount related costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015, a separation charge of $2.0 million incurred in the second quarter of 2015 which was not incurred during 2016, and decreased variable compensation and stock based compensation.
Office and general expenses increased $2.7 million (2.0%, 3.3% on a constant currency basis) in the first nine months of 2016 compared to the same period of 2015. This increase in office and general expenses resulted primarily increased professional fees of $3.4 million associated with the merger agreement entered into with a subsidiary of Randstad Holding nv. See Note 1 - Description of Business and Basis of Presentation in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for details. In addition, the Company recognized settlement charges of $0.9 million in connection with a settlement term sheet executed in the TalentBin litigation as detailed in Note 18 - Commitments and Contingencies in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q. This increase was partially offset by decreased deprecation expense.
Marketing and promotion expenses increased $0.1 million (0.1%, 1.8% on a constant currency basis) in the first nine months of 2016 compared to the same period of 2015. During the first nine months of 2016, the Company made strategic investments to increase Monster's brand presence in Europe, partially offset by efficiencies in North America.

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of Randstad Holding nv in a transaction in which the Company’s shareholders will receive $3.40 for each share of common stock of the Company. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. During the third quarter of 2016, with the assistance of a third party valuation firm, the Company completed a formal goodwill impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, resulting in an additional pre-tax goodwill impairment charge of $147.4 million recognized during the third quarter of 2016, bringing the total pre-tax impairment charge to $289.4 million recognized during the nine months ended September 30, 2016. The goodwill impairment analysis also triggered an impairment analysis on an amortizable trademark and capitalized software costs, resulting in a total impairment charge of $34.8 million related to these assets. All impairment charges were recognized in our Careers-North America segment. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
We incurred $28.8 million of restructuring and other special charges in the first nine months of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our consolidated operating loss was $335.5 million in the first nine months of 2016, compared to operating income of $1.9 million in same period of 2015, as a result of the factors discussed above.
Our consolidated Cash EBITDA and Adjusted EBITDA were $26.9 million and $36.1 million in the first nine months of 2016, respectively, compared to consolidated Cash EBITDA and Adjusted EBITDA of $51.2 million and $77.7 million in the same period of 2015, respectively, as a result of the factors discussed above. See Reconciliation of Non-GAAP Financial Measures to GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our (loss) income from continuing operations to Cash EBITDA and Adjusted EBITDA.
Careers-North America
The operating results of our Careers-North America segment are as follows (dollars in thousands):

	Nine months ended September 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$312,600	100.0%	$361,685	100.0%	$(49,085)	(13.6)%
Salaries and related	151,070	48.3%	155,192	42.9%	(4,122)	(2.7)%
Office and general	79,710	25.5%	78,063	21.6%	1,647	2.1%
Marketing and promotion	48,784	15.6%	51,791	14.3%	(3,007)	(5.8)%
Restructuring and other special charges	—	—%	12,315	3.4%	(12,315)	(100.0)%
Goodwill impairment	289,402	92.6%	—	—%	289,402	na
Impairment of other assets	38,235	12.2%	—	—%	38,235	na
Total operating expenses	607,201	194.2%	297,361	82.2%	309,840	104.2%
Operating (loss) income	$(294,601)	(94.2)%	$64,324	17.8%	$(358,925)	(558.0)%
Our Careers-North America segment revenue decreased $49.1 million (13.6%) in the first nine months of 2016 compared to the same period of 2015. The decrease is primarily due to declines in the enterprise, mid-market, e-commerce channels, and newspaper channels, partially offset by growth in our small business channel. Although we are gaining traction as a result of new product initiatives and our pay per click business, the continued pressure on our core product offerings has negatively impacted revenue in North America.
Salaries and related expenses decreased $4.1 million (2.7%) in the first nine months of 2016 compared to the same period of 2015. This decrease in salaries and related expenses resulted primarily from $3.3 million of decreased stock based compensation.

Office and general expenses increased $1.6 million (2.1%) in the first nine months of 2016 compared to the same period of 2015. This increase in office and general expenses resulted primarily from $2.3 million of increased support costs, partially offset by an across-the-board expense reduction.
Marketing and promotion expenses decreased $3.0 million (5.8%) in the first nine months of 2016 compared to the same period of 2015. During the first nine months, the Company was able to reduce marketing spend while driving quality traffic, in addition to delivering a campaign focused on small and medium sized businesses ("SMBs").

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of Randstad Holding nv in a transaction in which the Company’s shareholders will receive $3.40 for each share of common stock of the Company. In consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million during the second quarter of 2016. During the third quarter of 2016, with the assistance of a third party valuation firm, the Company completed a formal goodwill impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, resulting in an additional pre-tax goodwill impairment charge of $147.4 million recognized during the third quarter of 2016, bringing the total pre-tax impairment charge to $289.4 million recognized during the nine months ended September 30, 2016. The goodwill impairment analysis also triggered an impairment analysis on an amortizable trademark and capitalized software costs, resulting in a total impairment charge of $34.8 million related to these assets. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Our Careers-North America segment incurred $12.3 million of restructuring and other special charges in the first nine months of 2015, comprised mainly of severance costs, lease exit costs, and impairment of certain assets as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-North America segment's operating loss was $294.6 million in the first nine months of 2016, compared to operating income of $64.3 million in the same period of 2015, as a result of the factors described above.
Careers-International
The operating results of our Careers - International segment are as follows (excluding discontinued operations)(dollars in thousands):

	Nine months ended September 30,
	2016	% of Revenue	2015	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Revenue	$140,852	100.0%	$146,009	100.0%	$(5,157)	(3.5)%
Salaries and related	76,771	54.5%	83,392	57.1%	(6,621)	(7.9)%
Office and general	38,306	27.2%	43,437	29.7%	(5,131)	(11.8)%
Marketing and promotion	42,404	30.1%	39,291	26.9%	3,113	7.9%
Restructuring and other special charges	—	—%	14,353	9.8%	(14,353)	na
Total operating expenses	157,481	111.8%	180,473	123.6%	(22,992)	(12.7)%
Operating loss	$(16,629)	(11.8)%	$(34,464)	(23.6)%	$17,835	(51.7)%
Our Careers-International segment revenue decreased $5.2 million (3.5%, 1.0% on a constant currency basis) in the first nine months of 2016 compared to the same period of 2015 with Europe decreasing 2.3% on an actual basis, however was essentially flat in constant currency, and Asia decreasing 10.4% (6% on a constant currency basis). The decreases in Asia were primarily related to our India business.
Salaries and related expenses decreased $6.6 million (7.9%, 5.2% on a constant currency basis) in the first nine months of 2016 compared to the same period of 2015. The decrease in salaries and related expenses on a constant currency basis resulted primarily from $2.6 million of decreased stock based compensation and $1.2 million of decreased bonus expense.
Office and general expenses decreased $5.1 million (11.8%, 8.8% on a constant currency basis) in the first nine months of 2016 compared to the same period of 2015. The decrease in office and general expenses on a constant currency basis resulted primarily from decreased depreciation expense and occupancy costs of $1.9 million and $1.2 million, respectively.

Marketing and promotion expenses increased $3.1 million (7.9%, 11.5% on a constant currency basis) in the first nine months of 2016 compared to the same period of 2015. During the first nine months of 2016, the Company made strategic investments to increase Monster's brand presence in Europe through increased marketing in a number of our key markets, specifically the United Kingdom and Germany, where there is near-term opportunity to accelerate business with stronger customer performance.
Our Careers-International segment incurred $14.4 million of restructuring and other special charges in the first nine months of 2015, comprised mainly of severance costs as a result of our "Reallocate to Accelerate" program announced on February 10, 2015. No charges were incurred in 2016 relating to this program.
Our Careers-International operating loss was $16.6 million in the first nine months of 2016, compared to an operating loss of $34.5 million in the same period of 2015, as a result of the factors discussed above.
Gain on partial sale of equity method investment
During the first quarter of 2015, the Company sold the majority of its 50% interest in a company located in Australia, leaving the Company with a 10% interest. Total cash received from the transaction was $9.1 million, and the sale resulted in the recognition of a pre-tax gain of $8.8 million in the nine month period ended September 30, 2015. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Interest and other, net
Interest and other, net, for the nine months ended September 30, 2016 and 2015 resulted in an expense of $9.6 million and $10.3 million, respectively. Interest and other, net, primarily relates to interest expense on the Company’s outstanding debt, amortization of the debt discount on our 3.50% convertible senior notes due 2019, interest income associated with the Company’s various investments and foreign currency gains or losses.
Income Taxes
Income taxes are as follows (excluding discontinued operations)(dollars in thousands):

	Nine months ended September 30,
	2016	2015	Change in Dollars	Percentage Change
(Loss) income before income taxes and (loss) income in equity interests	$(345,057)	$446	$(345,503)	(77,467.0)%
Benefit from income taxes	$(42,252)	$(14,487)	$(27,765)	191.7%
Effective tax rate	12.2%	na
The benefit from income taxes includes provisions for federal, state and foreign income taxes. The Company operates globally with operations in various tax jurisdictions outside of the United States. Accordingly, the effective income tax rate is a composite rate reflecting the geographic mix of earnings in various tax jurisdictions and the applicable rates. Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The tax effect of discrete items is recorded in the quarter in which they occur. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, increases in recorded valuation allowances on our deferred tax assets, or changes in tax laws or interpretations thereof.

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

The tax provision during the nine months ended September 30, 2016 was increased by approximately $3.5 million of discrete items, consisting primarily of tax valuation allowances recorded on tax benefits of current year operating losses in certain foreign tax jurisdictions, deficiencies in tax benefits on stock based compensation, and accrued interest on unrecognized tax positions. In addition, during the nine months ended September 30, 2016, the Company recorded pre-tax charges for impairments of goodwill and other assets in the amounts $289.4 million and $38.2 million, respectively, and recognized deferred tax benefits on these charges of $55.3 million and $14.5 million, respectively. These charges related to the completion of a formal goodwill impairment analysis during the third quarter of 2016. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q. In connection with the goodwill impairment analysis, the Company reviewed its ability to realize its deferred tax assets during the third quarter and concluded an increase of the valuation allowance was required, resulting in a charge to the tax provision of $25.0 million for the portion of deferred tax assets that are not expected to be realized. See Note 16 – Income Taxes in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q for further details.
In the nine months ended September 30, 2016, as a result of expirations of statutes of limitations, the Company recognized $3.4 million of previously unrecognized tax benefits, and reversed an asset for recoverable foreign tax benefits of $2.4 million, resulting in a net tax benefit of $1.1 million which impacted the effective tax rate. The Company also settled a tax examination and reversed previously accrued taxes and accrued interest of $0.7 million and $1.3 million, respectively, which, net of deferred tax benefits, resulted in a net credit to the tax provision of $1.2 million. The total benefit reflected in the tax provision for third quarter due to recognition of previously unrecognized tax benefits and reversals of accrued interest thereon was $2.3 million. The tax matters concerned relate to the allocation of income among tax jurisdictions.
The tax provision during the nine months ended September 30, 2015 reflects a provision of $1.1 million attributable to discrete items, consisting primarily of a net tax benefit of $4.0 million due to a loss in our remaining investment in a joint venture in China, net of a tax provision due to a gain related to the partial sale of our equity interest in a company located in Australia (see Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q), a provision for increases to tax valuation allowances of $3.7 million on tax benefits of current year losses incurred in certain foreign tax jurisdictions, and a provision of $1.4 million for other discrete items. In addition, as a result of settlement of a tax examination during the first quarter of 2015, the Company recorded a tax benefit due to recognition of previously unrecognized tax positions of $10.4 million which, net of deferred tax benefits and valuation allowances, impacted the effective rate by $6.8 million. The Company also reversed accrued interest and penalties on unrecognized tax positions of $12.6 million which, on a net of tax basis, impacted the effective tax rate by $9.0 million. In the quarter ended September 30, 2015, as a result of expirations of statutes of limitations, the Company recognized previously unrecognized tax benefits of $2.8 million, and reversed an asset for recoverable foreign tax benefits of $2.0 million, resulting in a net tax benefit of $0.8 million, which impacted the effective tax rate. The total benefit reflected in the tax provision in the nine months ended September 30, 2015 relating to recognition of previously unrecognized tax positions, and reversals of accrued interest and penalties thereon, was $16.6 million. The tax matters relate primarily to allocation of income among tax jurisdictions.
The Company is currently under examination by several domestic and international tax authorities, including the United States Internal Revenue Service. Presently, no material adjustments have been proposed. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The gross recorded liability for uncertain tax positions (inclusive of estimated interest and penalties thereon) as of September 30, 2016 and December 31, 2015 is recorded on the Company’s consolidated balance sheet as long-term income taxes payable of $31.9 million and $36.3 million, respectively. Interest and penalties related to underpayment of income taxes are classified as a component of income tax expense in the consolidated statements of operations and comprehensive income (loss). The Company estimates that it is reasonably possible that unrecorded tax benefits may be reduced by an amount ranging from $0 to $9.5 million in the next twelve months due to expirations of statutes of limitations or settlement of tax examinations. The tax matters concerned relate to the allocation of income among jurisdictions, and the amount of prior year tax loss carryovers.
(Loss) income in equity interests, net
(Loss) income in equity interests, net, for the nine months ended September 30, 2016 was essentially break-even compared to income of $0.3 million for the same period of 2015. See Note 10 - Investments in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
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
Net income attributable to noncontrolling interest
In December 2013, the Company sold a 49.99% interest in JobKorea, its then-wholly owned subsidiary in South Korea, to H&Q Korea for an aggregate purchase price of $90 million. Based on the terms of the agreement, since the Company maintained a controlling interest in the subsidiary, the Company continued to consolidate the results of JobKorea in its consolidated financial statements. On October 13, 2015, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea for KRW 101 billion, or approximately $85 million. The noncontrolling interest’s share of net income was $3.7 million for the nine months ended September 30, 2015.
Income from discontinued operations, net of tax
As discussed above, the Company sold its remaining 50.01% ownership position in JobKorea to H&Q Korea on October 13, 2015. The sale is consistent with Monster's continued strategy of unlocking value and sharpening its focus on the Company's core online recruitment platform. For the nine months ended September 30, 2016 and 2015, the Company reported income from discontinued operations, net of tax, of $0 and $6.0 million, respectively. See Note 7 - Discontinued Operations in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Net (loss) income attributable to Monster Worldwide, Inc.
As a result of the factors discussed above, our consolidated net loss was $302.8 million for the nine months ended September 30, 2016, compared to net income of $21.3 million for the same period of 2015. Net loss attributable to Monster Worldwide, Inc. was $302.8 million for the nine months ended September 30, 2016, compared to net income of $17.5 million for the same period of 2015.
Diluted (loss) earnings per share attributable to Monster Worldwide, Inc.
Diluted loss per share attributable to Monster Worldwide, Inc. was $3.41 for the nine months ended September 30, 2016, compared to diluted earnings per share of $0.19 for the same period of 2015. Diluted loss per share from continuing operations was $3.41 for the nine months ended September 30, 2016, compared to diluted earnings per share from continuing operations of $0.16 for the same period of 2015. Diluted weighted average shares outstanding for the nine months ended September 30, 2016 and 2015 was 88.8 million shares and 94.6 million shares, respectively.
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

Adjusted EBITDA is defined as income (loss) from continuing operations or net income (loss), as applicable, before income (loss) in equity interests, net, provision for (benefit from) income taxes, interest and other, net, gain on partial sale of equity method investment, depreciation, amortization, non-cash compensation expense, non-cash impairment charges, transaction costs relating to the merger agreement entered into with a subsidiary of Randstad Holding nv (AMS: RAND), net settlement charges in connection with a settlement term sheet executed in the TalentBin litigation, costs incurred with the Company’s restructuring programs, certain management advisory fees and separation charges.
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
A reconciliation of (loss) income from continuing operations to Cash EBITDA and Adjusted EBITDA is as follows (dollars in thousands):

	Nine months ended September 30,
	2016	2015
(Loss) income from continuing operations	$(302,818)	$15,254
Loss (income) in equity interests, net	13	(321)
Benefit from income taxes	(42,252)	(14,487)
Interest and other, net	9,601	10,289
Gain on partial sale of equity method investment	—	(8,849)
Goodwill impairment	289,402	—
Impairment of other assets	38,235	—
Depreciation expense	29,068	31,684
Stock based compensation expense	3,488	11,386
Amortization of intangibles	2,143	2,001
Restructuring non-cash expenses(1)	—	4,226
Cash EBITDA	$26,880	$51,183
Restructuring and other special charges, less non-cash items(1)	—	24,561
Management advisory fees(2)	3,752	—
Facility charges(3)	676	—
Separation charges(4)	417	2,000
Net costs associated with a legal settlement term sheet(5)	900	—
Transaction costs(6)	3,442	—
Adjusted EBITDA	$36,067	$77,744

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

(2)	The Company incurred $3.8 million of management advisory fees in the first nine months of 2016. The engagement ended during the second quarter and no additional fees are expected in future periods.

(3)
In the third quarter of 2016, the Company entered into a sublease and vacated space in its New York, New York, location, resulting in a provision of $0.7 million recognized during the first nine months of 2016.

(4)
The Company incurred $0.4 million of separation charges in the first nine months of 2016 primarily relating to the reorganization of the sales force in North America. During the nine months ended September 30, 2015, the Company incurred $2.0 million of separation charges in connection with the resignation of the Company's former Chief Executive Officer.

(5)
During the third quarter of 2016, the Company accrued $0.9 million related to a settlement term sheet. See Note 18 - Commitments and Contingencies in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

(6)
The Company incurred $3.4 million of legal and other professional fees associated with the merger agreement entered into with a subsidiary of Randstad Holdings nv (AMS:RAND) during the third quarter of 2016.

FINANCIAL CONDITION
The following tables detail our cash and cash equivalents (dollars in thousands):

	September 30,	December 31,	Change in
	2016	2015	Dollars	Percentage
Cash and cash equivalents	$91,890	$167,915	$(76,025)	(45.3)%
Percentage of total assets	12.4%	14.5%
As of September 30, 2016, we had cash and cash equivalents of $91.9 million compared to $167.9 million as of December 31, 2015. Our decrease in cash and cash equivalents of $76.0 million in the first nine months of 2016 primarily resulted from $10.5 million of cash used for operating activities caused in part by a one-time adjustment of working capital to improve the Company's vendor management practices in the first quarter of 2016, $12.5 million of payments for the acquisition of Jobr, Inc., net of cash acquired, $30.5 million of capital expenditures, $3.0 million of cash invested in our joint venture with kununu GmbH, $9.5 million of cash used to repurchase $10 million in aggregate principal amount of our 3.50% convertible notes due 2019, $7.7 million of payments on borrowings on our term loan, the repurchase of $3.0 million of the Company's common stock, partially offset by a cash dividend of $1.2 million received from our investment in Alma Career Oy and a $0.6 million favorable impact of currency on cash and cash equivalents.
Cash Flows
Consolidated cash flows for the nine months ended September 30, 2016 and 2015 are as follows (dollars in thousands):

	Nine months ended September 30,		Change in
	2016	2015	Dollars	Percentage
Net cash (used for) provided by operating activities	$(10,502)	$55,090	$(65,592)	(119.1)%
Net cash used for investing activities	$(44,450)	$(13,133)	$(31,317)	238.5%
Net cash used for financing activities	$(21,695)	$(32,917)	$11,222	(34.1)%
Effects of exchange rates on cash	$622	$(3,414)	$4,036	118.2%
Cash used for operating activities was $10.5 million for the nine months ended September 30, 2016, a decrease of $65.6 million from the $55.1 million of cash provided by operating activities for the nine months ended September 30, 2015. This decrease resulted primarily from decreased cash flows of $19.9 million relating to working capital items caused in part by a one-time adjustment of working capital to improve the Company’s vendor management practices in the first quarter of 2016, and a decrease of $45.6 million in net income when removing the impact of non-cash items and the gain of $8.8 million related to the sale of a partial equity interest in CareerOne Pty Ltd during the first quarter of 2015. Included in cash provided by operating activities for the nine months ended September 30, 2015, is $10.1 million of cash provided by operating activities related to discontinued operations.
Cash used for investing activities was $44.5 million for the nine months ended September 30, 2016, an increase of $31.3 million from cash used for investing activities of $13.1 million for the nine months ended September 30, 2015. This increase resulted primarily from $12.5 million of payments for the acquisition of Jobr, Inc., net of cash acquired in the second quarter of 2016, $3.0 million of cash invested in our joint venture with kununu GmbH in the first quarter of 2016, $9.1 million of cash received in the first quarter of 2015 from the sale of a partial equity interest in CareerOne Pty Ltd, increased capital expenditures of $8.9 million during the first nine months of 2016, partially offset by payments for legal fees for defense of our patents of $2.3 million in the first six months of 2015 which were not incurred during the first six months of 2016. Included in cash used for investing activities for the nine months ended September 30, 2015, is $0.2 million of cash used for investing activities related to discontinued operations.

Cash used for financing activities was $21.7 million for the nine months ended September 30, 2016, a decrease of $11.2 million from cash used for financing activities of $32.9 million for the nine months ended September 30, 2015. This decrease resulted primarily from a $10.0 million distribution paid to the minority holder in our former Korean subsidiary during the first nine months of 2015, $7.1 million of decreased tax withholdings related to vesting of stock awards in the first nine months of 2016, and $6.0 million of decreased payments on our term loan in the first nine months of 2016, partially offset by $9.5 million of cash used to repurchase $10 million in aggregate principal amount of our 3.50% convertible notes due 2019 during the first nine months of 2016, and the repurchase of $3.0 million of the Company's common stock during the first nine months of 2016 compared to no share repurchases in the same period of 2015.
Liquidity and Capital Resources
Our principal capital requirements have been to fund (i) working capital; (ii) marketing and development of our Monster network; (iii) acquisitions; (iv) capital expenditures; (v) repurchase of our 3.50% convertible senior notes due 2019; and (vi) share repurchases.

During recent periods we have met our liquidity needs primarily through funds provided by operating activities, borrowings under our credit facility and the issuance of convertible notes. We invest our excess cash predominantly in bank money market deposit accounts and in bank time deposits that mature within three months of their origination date. We actively monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Credit Facilities
On October 31, 2014, the Company amended and restated the Second Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides the Company with a $100 million revolving credit facility and $90 million term loan facility, providing for a total of $190 million in credit available to the Company. The borrowings under the Third Amended Credit Agreement were used to satisfy the obligations under the Second Amended Credit Agreement in conjunction with the proceeds from the Notes (as defined below). Each of the revolving credit facility and the term loan facility matures on October 31, 2017. On February 5, 2015, the Company entered into an amendment of the Third Amended Credit Agreement to provide the Company with flexibility in connection with its “Reallocate to Accelerate” cost savings initiatives. The amendment provided that up to $20 million of costs and restructuring charges incurred during the fiscal year ended December 31, 2015 will be added back to Consolidated EBITDA, a defined term in the Third Amended Credit Agreement, which is a component of the Consolidated Leverage Ratio (as defined) and the Consolidated Fixed Charge Coverage Ratio (as defined).
The Company is required to make quarterly amortization payments on the outstanding principal amount of the term loans, with $3.1 million payable on each of December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and the remaining balance of the term loan due at maturity. The borrowings under the Third Amended Credit Agreement were used to refinance the obligations under the Second Amended Credit Agreement and for general corporate purposes.

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
The Third Amended Credit Agreement contains financial covenants requiring the Company to maintain: (i) a Consolidated Leverage Ratio of no more than 2.75 to 1.00, as of the end of each fiscal quarter ending after the Closing Date through the fiscal quarter ending March 31, 2015, and 2.50 to 1.00, as of the end of the fiscal quarter ending June 30, 2015, and each fiscal quarter ending thereafter; and (ii) a Consolidated Fixed Charge Coverage Ratio, as defined in the Third Amended Credit Agreement, of at least 1.50 to 1.00. The Third Amended Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments and entering into new lines of business. The Third Amended Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records, further assurances regarding collateral and compliance with environmental laws. The Third Amended Credit Agreement is secured by substantially all of the Company’s domestic assets, other than real estate and certain other excluded assets. As of September 30, 2016, the Company was in full compliance with its covenants.
As of September 30, 2016, based on the maximum allowed consolidated leverage, $99.9 million of the Company’s revolving credit facility was available under the Third Amended Credit Agreement.
Merger Sub’s acquisition of the Shares tendered in the Offer results in a “change of control” under the Third Amended Credit Agreement, which entitles the lenders holding more than 50% of the commitments under the Third Amended Credit Agreement to declare all amounts borrowed thereunder due and payable. The Company expects that, upon the consummation of the Merger, all indebtedness, liabilities and other obligations owing thereunder will be repaid by Parent on behalf of the Company, except for a standby letter of credit in the original face amount of approximately $88,000, which will remain outstanding and be secured by cash collateral
3.50% Convertible Senior Notes Due 2019
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

On March 22, 2016, the Company entered into a privately negotiated agreement to repurchase $10.0 million in aggregate principal amount of the Notes for $9.5 million in cash, plus accrued interest. The Board of Directors of the Company has authorized the Company to employ funds allocated to its stock repurchase program for the repurchase of the Notes (see Note 3 - Earnings per Share Attributable to Monster Worldwide, Inc. in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q). The transaction closed on March 28, 2016. In connection with the repurchase, the Company unwound a portion of the capped call transactions entered into in connection with the issuance of the Notes. As of September 30, 2016, approximately $133.8 million in aggregate principal amount of the Notes was outstanding.
The consummation of the Merger will constitute a “Fundamental Change” and a “Make-Whole Fundamental Change” under the Indenture. Following the consummation of the Merger, the Company expects Parent to cause the Company to, as required by the terms of the Indenture, launch a tender offer to purchase the Notes at their principal amount plus accrued and unpaid interest (the “Repurchase Right”). In connection with the Merger, holders of the Notes also have the right, in lieu of the Repurchase Right, to convert each $1,000 principal amount of their Notes for cash at the then-applicable conversion rate under the Indenture pursuant to the terms of the supplemental indenture, however this would result in holders receiving less cash for their Notes than if they had instead exercised the Repurchase Right.
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
The total amount of cash offshore is approximately $55.0 million, all of which is in subsidiaries for which the Company maintains the indefinite reinvestment assertion. While we have not determined the total United States and foreign tax liabilities arising from repatriation of earnings from subsidiaries for which the indefinite reinvestment assertion is made, generally, if this cash were repatriated, a United States tax liability would be incurred for the excess of United States tax over local taxes paid, if any, on the portion characterized as a taxable dividend for United States tax purposes. Repatriations may also be subject to foreign withholding taxes, depending on the country and the form of repatriation. The Company reviewed its liquidity needs in the United States and does not presently intend to repatriate these funds where an indefinite reinvestment assertion has been made. In addition to cash expected from domestic operations, the Company can borrow from its credit facility in the United States should additional liquidity needs arise. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.
Thus far in 2016, the Company has paid $2.7 million of corporate income taxes. We expect to utilize our tax loss and tax loss carryovers to reduce our ongoing cash tax requirements in 2016. We expect to have cash tax liabilities in certain jurisdictions in which we pay taxes on a quarterly basis.
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
Share Repurchase Program
On October 27, 2015, the Board of Directors of the Company authorized a share repurchase program of up to $75 million (the "Share Repurchase Program"). Under the Share Repurchase Program, shares of common stock may be purchased on the open market or through privately negotiated transactions from time-to-time through October 27, 2017. The timing and amount of purchases will be based on a percentage of future generated free cash flow, and can be adjusted periodically. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the nine months ended September 30, 2016, the Company repurchased 1.1 million shares for a total of $3.0 million, excluding commissions, at an average price of $2.83 per share. Since the inception of this repurchase program, the Company repurchased 2.4 million shares for a total of $11.0 million, excluding commissions, at an average price of $4.60 per share.The Company currently has $64.0 million remaining under the Share Repurchase Program, subject to the following paragraph.
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

On August 8, 2016, the Company entered into a merger agreement that provides for the Company to be merged with a subsidiary of another company in a transaction in which the Company’s shareholders will receive $3.40 for each share of common stock of the Company, par value $0.001 per share, subject to customary closing conditions. See Note 1 - Description of Business and Basis of Presentation for further details.

During the second quarter of 2016, in consideration of the recent decline in the Company’s market capitalization, recent operating results, and the implications the agreed-upon sales price had on the valuation of goodwill, the Company recognized an estimated pre-tax impairment charge of $142.0 million to the Careers-North America reporting unit. Due to the limited time period from the indication of the impairment to August 9, 2016, the filing date of the second quarter 2016 Form 10-Q, and the complexities involved in estimating the fair value of certain assets and liabilities, the Company had not finalized its impairment analysis prior to filing the Form 10-Q for the second quarter of 2016. The preliminary estimate represented the Company’s then-best estimate of the goodwill impairment loss to be incurred subject to the completion of a formal impairment analysis in accordance with ASC 350, Intangibles - Goodwill and Other, during the third quarter of 2016.

During the third quarter of 2016, with the assistance of a third party valuation firm, the Company completed a formal impairment analysis. The Careers-International reporting unit had a fair value that substantially exceeded its carrying value. The carrying value of the Careers-North America reporting unit exceeded its fair value and therefore, the Company was required to complete the second step of the impairment evaluation for that reporting unit. It was determined that the carrying value of goodwill exceeded the implied fair value of goodwill for the Careers-North America reporting unit by an amount greater than the estimated impairment charge recognized during the second quarter of 2016. As a result, the Company recorded an additional pre-tax goodwill impairment charge of $147.4 million during the third quarter of 2016, bringing the total pre-tax impairment charge to $289.4 million recognized during the nine months ended September 30, 2016. These charges do not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Other intangible assets primarily consist of the value of customer relationships, trade names, resume databases, trademarks and internet domains. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from two to ten years. In conjunction with the second step of the Company's goodwill impairment analysis, an impairment analysis was triggered on an amortizable trademark, resulting in a pre-tax impairment charge of $3.4 million recognized during the three months ended September 30, 2016. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.

Indefinite-lived intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances, unless impairment indicators exist between annual impairment tests. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. During the second quarter of 2016, the Company performed an impairment analysis on two indefinite lived intangible assets. The analysis resulted in the recognition of a pre-tax impairment charge of $3.4 million during the nine months ended September 30, 2016. See Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q.
Long-lived assets. Long-lived assets, other than goodwill and indefinite lived intangible assets, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition are less than their carrying amounts. As a result of recent operating results, and in connection with the completion of a formal goodwill impairment analysis during the third quarter of 2016, as described in Note 13 - Goodwill and Intangible Assets in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q, the Company recognized a pre-tax impairment charge of $31.4 million on capitalized software costs during the third quarter of 2016.
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
Equity Investments
Gains and losses in equity interests for the nine months ended September 30, 2016 and 2015, resulting from our equity method investments in Alma Career Oy, kununu US, LLC and CareerOne Pty Limited, are based on unaudited financial information of those businesses. Although we do not anticipate material differences, audited results may differ.
On March 31, 2015, the Company sold the majority of its interest in CareerOne Pty Limited, leaving the Company with a 10% interest. As a result, the Company no longer has the ability to exert significant influence. Therefore, effective March 31, 2015, the 10% interest retained by the Company is being accounted for under the cost method.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that we adopt according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows. As noted in Note 2 – Recently Issued Accounting Pronouncements in Notes to the Consolidated Financial Statements in Item I of this Form 10-Q, the Company is currently assessing the potential impact of ASU No. 2014-09 which supersedes the revenue recognition guidance in ASC 605, Revenue Recognition, ASU No. 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, ASU No. 2016-02, which supersedes the lease accounting guidance in ASC 840, Leases, ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and ASU 2016-15, which revises the guidance in ASC 230 - Statement of Cash Flows on the Company’s results of operations, financial position and cash flows.
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
Foreign Exchange Risk
During the three months ended September 30, 2016, revenue from our international operations accounted for 33% of our consolidated revenue. Revenue and related expenses generated from our international websites are generally denominated in the functional currencies of the local countries. Our primary foreign currencies are the Euro, British Pound, Swedish Króna, and Indian Rupee. The functional currency of our subsidiaries that either operate or support these websites is the same as the corresponding local currency. The results of operations of, and certain of our inter-company balances associated with, our internationally-focused websites are exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of inter-company balances. The effect of changes in foreign exchange rates in the three months ended September 30, 2016 negatively impacted our revenue by approximately $1.5 million and had a positive impact of $2.5 million on reported operating loss, compared to the three months ended September 30, 2015.
We have foreign exchange risk related to foreign-denominated cash and cash equivalents (“foreign funds”). Based on the balance of foreign funds at September 30, 2016 of $54.3 million, an assumed 5%, 10% and 20% negative currency movement would result in fair value declines of $2.7 million, $5.4 million and $10.9 million, respectively.
We use forward foreign exchange contracts as cash flow hedges to offset risks related to certain foreign currency transactions. These transactions primarily relate to non-functional currency denominated inter-company funding loans, non-functional currency denominated inter-company accounts receivable, non-functional currency denominated inter-company accounts payable and significant non-functional currency denominated transactions with third parties. We do not enter into derivative financial instruments for trading purposes.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of stockholders’ equity. During the three months ended September 30, 2016, our cumulative translation adjustment account increased by $1.0 million, attributable to net foreign currency movements, primarily of changes in the U.S. dollar against the Euro, British Pound and Indian Rupee.
Interest Rate Risk
Credit Facilities
As of September 30, 2016, our debt was partly comprised of borrowings under our senior secured revolving credit facility and term loan facility. The credit facilities’ interest rates may be reset due to fluctuations in a market-based index, such as the federal funds rate, the London Interbank Offered Rate (LIBOR) or the administrative agent’s prime rate. Assuming the amount of borrowings provided for under our credit facilities was fully drawn during the third quarter of 2016, we would have had $163.7 million outstanding under such facilities, and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.4 million for the three months ended September 30, 2016. Assuming the amount of borrowings under our credit facilities was equal to the amount of outstanding borrowings on September 30, 2016, we would have had $63.7 million of total usage and a hypothetical 1.00% (100 basis-point) change in the interest rate of our credit facilities would have changed our pre-tax earnings by approximately $0.2 million for the three months ended September 30, 2016. We do not manage the interest rate risk on our debt through the use of derivative instruments.
Investment Portfolio
Our investment portfolio is comprised primarily of cash and cash equivalents and short-term investments in a variety of debt instruments of high quality issuers. We invest in bank money market deposit accounts, bank time deposits, top sovereign, regional, national and supra-national bank commercial paper, bankers’ acceptances and government bills or promissory notes or bonds that mature within three months of their origination date. A hypothetical 1.00% (100 basis-point) change in interest rates applicable to our investment portfolio balance as of September 30, 2016 would have changed pre-tax earnings by approximately $0.2 million for the three months ended September 30, 2016.
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
There have been no significant changes in Monster’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about October 12, 2015, TalentBin, Inc., a subsidiary of the Company, was served with notice of a purported consumer class action for allegedly assembling, scoring and sharing candidate profiles in violation of the Fair Credit Reporting Act and the California Investigative Consumer Reporting Agencies Act (“ICRAA”). The lawsuit, entitled Eric Halvorson, et. al., individually and on behalf of all others similarly situated vs. TalentBin, Inc. (Case No. CGC 15 548270), was brought in the Superior Court of the State of California, County of San Francisco. On or about November 2015, the action was removed to the United States District Court, Northern District of California (Case No. 3:15-cv-05166). The Plaintiff seeks injunctive relief, monetary damages, pre- and post-judgment interest, statutory penalties of between one hundred and one thousand dollars per violation, punitive damages and other costs and attorney’s fees. On February 23, 2016, the ICRAA claims were dismissed voluntarily. Pursuant to a term sheet executed on or about August 9, 2016, a tentative settlement was reached to resolve all remaining claims subject to execution of a final settlement agreement and approval of the Court. The Company accrued $0.9 million related to the settlement term sheet as of September 30, 2016.

In July 2016, Guyzar LLC filed suit against the Company for allegedly infringing their Patent No. 5845070 relating to methods for the authentication and preservation of confidential information usable for completing transactions with an internet entity. The lawsuit, entitled Guyzar LLC vs. Monster Worldwide, Inc. (Civil Action No. 2:16-cv-00813) was brought in the United States District Court for the Eastern District of Texas. The Plaintiff sought injunctive relief, monetary damages, enhanced damages, pre and post judgment interest, attorney’s fees and other costs. On October 17, 2016, the parties entered into a settlement agreement whereby all claims would be voluntarily dismissed with prejudice.

In September 2016, three putative class actions were filed against the Company and its officers and directors. The first two, Litwin vs. Monster Worldwide, Inc., et. al., 16-cv-11844 and Dagut vs. Monster Worldwide, Inc., et. al., 16-cv-11852, were filed in the Federal District Court of Massachusetts. The third matter, Gordon vs. Giambastiani, et. al., CA No. 12746-VCG, was filed in the Delaware Chancery State Court. Each alleges material misstatements or omissions contained in the Company’s Schedule 14D-9 associated with Randstad North America, Inc.’s tender offer for the Company’s shares. The Gordon matter further alleges that the Company’s Board of Directors breached its fiduciary duties by, among other things, engaging in a flawed deal process and agreeing to an insufficient share price. The respective Plaintiffs in all three matters seek, among other things, an injunction against the consummation of the tender offer, or in the alternative, rescission, rescissionary and other damages, as well as various costs and fees including attorney’s fees. The Plaintiff in the Gordon case voluntarily withdrew Plaintiff's request for expedited discovery and has not moved for a preliminary injunction. In addition, the Plaintiff in the Dagut matter withdrew Plaintiff's motion for a preliminary injunction after the Company agreed to further amend its disclosures in its Schedule 14D-9 regarding the Company’s discretion to pay additional amounts to its financial advisor. The Company intends to vigorously defend these matters and is currently unable to estimate any potential losses.
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
We cannot assure you that the Merger will be completed. If the Merger is not completed, we will be subject to several risks. Because the current trading price of our common stock may reflect a market assumption that the Merger will occur, failure to complete the Merger could adversely affect the share price of our common stock. We have incurred and will incur significant costs in connection with the Offer and the Merger, including the diversion of management resources, for which we will have received little or no benefit if the Merger is not consummated. A failed transaction may result in a negative impression of us in the investment community. Litigation has been filed against us and the members of our Board of Directors challenging the Offer and the Merger and any adverse outcome in any such litigation may prevent the Merger from becoming effective or from becoming effective within the expected timeframe. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the price of our common stock.
If the the Merger is completed, our current stockholders will not participate in any future increase in our value.
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

MONSTER WORLDWIDE, INC. (Registrant)

Dated:	October 31, 2016
		By:	/S/ TIMOTHY T. YATES
Timothy T. Yates
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certification by Timothy T. Yates pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Timothy T. Yates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.